Form 10-Q
period 1996-03-31
WESTERFED FINANCIAL CORP
filed 1996-05-14
CIK 912428

            UNITED STATES SECURITY AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----    SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended March 31, 1996

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                         -------    -------

                   Commission file number  0-22772
                                          ---------

                   WESTERFED FINANCIAL CORPORATION
      -------------------------------------------------------
      (Exact name of registrant as specified in this charter)

DELAWARE                                      81-0487794
- ----------------------------------------      -------------------
(State or other jurisdiction of               (IRS Employer ID #)
 incorporation or organization

110 East Broadway, Missoula, Montana          59802
- ----------------------------------------      -------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number,
   including area code                        406-721-5254
                                              -------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.

                     Yes     X         No
                          -------          -------

    The number of shares outstanding of each of the Issuer's
       Classes of Common Stock, as of the latest date is:

Class: Common Stock, Par Value $0.01 per share; Outstanding at March 31, 1996
     -- 4,533,752 shares (including restricted shares)

FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1996 (Unaudited) and June 30, 1995

(Dollars in thousands, except share and per share data)

ASSETS                                     (Unaudited)
                                             March 31,       June 30,
                                              1996             1995
                                          ------------     ------------
Cash and due from banks                   $      7,225     $      7,173
Interest-bearing due from banks                  9,532            8,201
                                          ------------     ------------
     Cash and cash equivalents                  16,757           15,374

Interest-bearing deposits                           -             2,102
Investment securities available-for-sale        34,205           49,577
Investment securities, at amortized cost
(estimated market value of $13,017 at
 March 31, 1996 and $12,964 at June 30, 1995)   12,936           12,794
Stock in Federal Home Loan Bank of Seattle,
 at cost                                         7,329            6,750
Mortgage-backed securities available-for-sale   71,178           64,900
Mortgage-backed securities, at amortized cost
 (estimated market value of $62,852 at
 March 31, 1996 and $79,303 at June 30, 1995)   62,433           78,925
Loans available-for-sale                         2,269            2,960
Loans receivable, net                          359,637          310,161
Accrued interest receivable                      3,859            3,875
Real estate owned, net                              -                -
Premises and equipment, net                     12,671           11,372
Cash surrender value of life insurance policies  3,145            2,951
Other assets                                     1,836            1,544
                                          ------------     ------------
       Totals                              $   588,255      $   563,285
                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                $   356,332     $    344,155
   Borrowed funds                              141,847          134,704
   Advances from borrowers for
   taxes and insurance                           5,838            3,309
   Income taxes                                  2,457            2,162
   Accrued interest payable                      1,349            1,247
   Accrued expenses and other liabilities        2,330            2,562
                                          ------------     ------------
       Total liabilities                       510,153          488,139

 Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000
   shares authorized; none outstanding              -                -
   Common stock, $.01 par value, 10,000,000
   shares authorized; 4,395,804 shares
   outstanding at March 31 ,1996 and 4,396,456
   outstanding at June 30, 1995                     46               46
   Additional paid-in capital                   45,352           45,232
   Common stock acquired by ESOP/RRP           (3,685)          (4,271)

   Treasury stock, at cost                     (3,073)          (3,066)
   Net unrealized gain on securities
   available-for-sale                              208              295
   Retained earnings, substantially restricted  39,254           36,910
                                          ------------     ------------
     Total stockholders' equity                 78,102           75,146
                                          ------------     ------------
       Totals                             $    588,255     $    563,285
                                          ============     ============
     Book value per share                 $      17.77     $      17.09
                                          ============     ============

Consolidated Statements of Income - Three Month and Nine Month Periods Ended March 31, 1996 and March 31, 1995 (Unaudited)

(Dollars in thousands, except share and per share data)

                                        (Unaudited)           (Unaudited)
                                     Three Months Ended     Nine Months Ended
                                          March 31,             March 31,
                                        1996      1995        1996      1995
                                      --------  --------    --------  --------
Interest income:
   Loans receivable                  $   7,359  $  5,873    $ 21,034  $ 17,015
   Mortgage-backed securities
     available-for-sale                  1,157       944       3,332     2,445
   Mortgage-backed securities            1,191     1,261       3,824     4,420
   Investment securities
     available-for-sale                    646       887       2,264     2,610
   Investment securities                   211        65         698        65
   Interest-bearing deposits               163       434         572     1,083
   Other                                    46        45         135       135
                                      --------  --------    --------  --------
     Total interest income              10,773     9,509      31,859    27,773
                                      --------  --------    --------  --------

Interest expense:
   NOW and money market demand             438       466       1,326     1,459
   Savings                                 478       510       1,463     1,614
   Certificates of deposit               3,077     2,505       9,107     6,865
   Cost of Swaps and Caps                   80        88         249       297
   Advances from FHLB - Seattle and
   other borrowed funds                  2,196     1,810       6,544     4,917
                                       --------  --------    --------  -------
 Total interest expense                  6,269     5,379      18,689    15,152
                                      --------  --------    --------  --------
       Net interest income               4,504     4,130      13,170    12,621

Provision for loan losses                   -         -           -         -
                                       --------  --------    --------  --------

 Net interest income after
       provision for loan losses         4,504     4,130      13,170    12,621
                                      --------  --------    --------  --------

Other operating income:
   Loan origination fees                    47        46         250       216
   Service fees                            516       453       1,563     1,294
   Net gain on sale of loans and
   securities available-for-sale            91       108         540       274
   Other                                   265       173         626       589
                                      --------  --------    --------  --------
Total other operating income               919       780       2,979     2,373
                                      --------  --------    --------  --------
Operating expenses:
   Compensation and employee benefits    2,073     1,928       5,862     5,750
   Net occupancy expense of premises       381       351       1,091     1,016
   Equipment and furnishings expense       179       145         462       401
   Data processing expenses                173       156         481       460
   Federal insurance premium               203       200         603       606
   Marketing and advertising                65       122         389       298
   Net expense (income) from operation
   of real estate owned                     -         -           -          3
   Other                                   528       518       1,840     1,479
                                      --------  --------    --------  --------
     Total operating expense             3,602     3,420      10,728    10,013
                                      --------  --------    --------  --------
     Income before income taxes          1,821     1,490       5,421     4,981

Income taxes                             (703)     (546)     (2,090)   (1,858)
                                      --------  --------    --------  --------
Net income                            $  1,118  $    944    $  3,331  $  3,123
                                      ========   =======    ========  ========
Net income per share                  $   0.25   $  0.21    $   0.74  $   0.67
                                      ========   =======    ========  ========
Dividends per share                   $  0.085   $ 0.060    $  0.240  $  0.231
                                      ========   =======    ========  ========
Dividend payout ratio                   34.0 %    28.6 %      32.4 %    34.5 %
                                      ========   =======    ========  ========
Weighted average common shares
  outstanding for earnings
  per share                          4,533,716             4,526,605
                                     =========             =========
                                               4,597,623              4,671,481
                                              =========              =========

Consolidated Statements of Stockholders' Equity for the Nine Month Period Ended March 31, 1996 (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                     Net
                                                                  Unrealized
                                                                   Loss on
                                  Add.                            Securities
                         Common Paid-In  ESOP/ Treasury Retained  Available
                         Stock  Capital   RRP   Stock   Earnings   for Sale  Total
- -----------------------------------------------------------------------------------
Balance at June 30, 1995  $ 46  45,232  (4,271) (3,066)   36,910      295    75,146

Net Income                   -       -       -       -     3,331        -     3,331

Change in net unrealized
 loss on securities
 available for sale          -       -       -       -         -      (87)      (87)

Amortization of award of
 ESOP stock                  -       -     338       -          -       -       338

Principal payment made by
 ESOP                        -     120    (114)      -          -       -         6

Amortization of award of
 RRP stock                   -       -     355       -          -       -       355

Shares forfeited by RRP
 participants (652 shares)   -       -       7      (7)         -       -         0

Cash dividends paid          -       -       -       -       (987)      -      (987)
- -------------------------------------------------------------------------------------
Balance at March 31, 1996 $ 46  45,352  (3,685) (3,073)    39,254     208    78,102
=====================================================================================

Consolidated Statements of Cash Flows for the Nine Month Periods
Ended March 31, 1996 and March 31, 1995 (Unaudited)

(Dollars in thousands, except share and per share data)

                                                          (Unaudited)
                                                       Nine Months Ended
                                                           March 31,
                                                   1996                  1995
                                                  -------              -------
   Net cash provided by operating activities       15,767               34,022
                                                  =======              =======
Cash flows from investing activities:
   Net change in interest-bearing deposits          2,102                (682)
   Purchases of mortgage-backed securities       (20,039)              (7,892)
   Proceeds from sales of mortgage-backed
     securities                                     9,877               10,114
   Principal payments on mortgage-backed
     securities                                    20,358               13,490
   Purchases of investment securities            (24,196)             (27,108)
   Proceeds from sales on investment securities     3,840                   -
   Proceeds from maturities of investment
    securities                                     34,990               13,513
   Principal payments on investment securities        643                   -
   Net change in mortgage loans                  (49,094)             (45,014)
   Proceeds from sales of real estate owned            -                    83
   Purchases of premises and equipment            (1,831)              (1,159)
                                                  -------              ------
     Net cash used by investing activities       (23,350)             (44,655)
                                                  -------              -------
Cash flows from financing activities:
   Net change in deposits excluding
       interest credited                              333             (12,145)
   Proceeds from borrowings                        71,300               91,300
   Payments on borrowings                        (64,210)             (58,401)
   Treasury stock acquired                             -               (3,062)
   Cash dividends paid                              (986)                (704)
   Net change in advances from borrowers
        for taxes and insurance                     2,529                2,730
                                                  -------              -------
     Net cash provided (used)
        by financing activities                     8,966               19,718
                                                  -------              -------
Net increase (decrease) in cash
        and cash equivalents                        1,383                9,085
Cash and cash equivalents at
        beginning of period                        15,374               16,946
                                                  -------              -------
Cash and cash equivalents at end of period         16,757               26,031
                                                  =======              =======
Supplemental disclosure of cash flow information:
   Payments during the period for:
     Interest                                       6,637               4,900
    Income taxes, net                               1,747               1,934

                 WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1.   BASIS OF PRESENTATION
      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results anticipated for the year ending June 30, 1996. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1995.

2.   CASH EQUIVALENTS
      For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.   COMPUTATION OF INCOME PER SHARE
      Income per share is based on the weighted average number of shares outstanding during the period. The weighted average number of common and common stock equivalents for the nine month period ended March 31, 1996 were 4,526,605. Stock options have been granted, under the Company's stock option and incentive plan, to purchase 419,707 shares. In addition 190,552 shares of restricted stock have been issued in accordance with the recognition and retention plan established by the Company. These stock options and restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, there have been 354,933 shares of common stock issued to the Employee Stock Ownership Plan (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. In accordance with American Institute of Certified Public Accountants Accounting Standards Division statement of position 93-6 on "Employers Accounting for Employee Stock Ownership Plans," ESOP shares that have been committed to be released should be considered outstanding and ESOP shares that have not been committed to be released should not be considered outstanding. At March 31, 1996, 73,174 ESOP shares were committed to be released and were considered in the earnings per share computations.

4.   DIVIDENDS DECLARED
      On March 26, 1996 the Board of Directors of the Company declared a quarterly cash dividend of $ 0.085 per share, payable on May 21, 1996 to stockholders of record on May 7, 1996.

5.   IMPACT OF NEW ACCOUNTING STANDARDS
      In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.
SFAS No. 114 also provides that in-substance foreclosed loans should not be included in real estate owned for financial reporting purposes, but rather should be included in the loan portfolio. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB amended certain provisions of SFAS No. 114 by the issuance of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 118 amends SFAS No. 114 by eliminating provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on recorded investments in certain impaired loans and how a creditor recognizes related interest income. The Company adopted the provisions of SFAS No. 114 and 118 on a prospective basis on July 1, 1995, and did not have a material effect on the financial position or results of operations of the Company. The Company's impaired loans are those non-consumer loans currently reported as non-accrual. The Company uses the cash method to record income on impaired loans.

      In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure about amounts, nature and terms of derivative financial instruments that are not presently subject to existing disclosure requirements because they do not result in off-balance sheet risk of accounting loss. Distinction must be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading.

      For entities that hold or issue derivative financial instruments for trading purposes, this statement requires disclosure of average fair value and of net trading gains or losses. For entities that hold or issue derivative financial instruments for purposes other than trading, it requires disclosure about those purposes and about how the instruments are reported in the financial statements. For entities that hold or issue derivative financial instruments and account for them as hedges of anticipated transactions, it requires disclosure about the anticipated transactions, the classes of derivative financial instruments used to hedge those transactions, the amounts of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses in earnings. The statement also encourages, but does not require, quantitative information about market risks of derivative financial instruments, and also of other assets and liabilities, that is consistent with the way the entity manages or adjusts risks and that is useful for comparing the results of applying the entity's strategies to its objectives for holding or issuing the derivative financial instruments.

      The statement is effective for the Company's financial statements for fiscal years ending after March 31, 1996. The Company currently engages in interest rate exchange agreements (see interest rate caps and interest rate swaps) to manage interest rate risk. The Company intends to adopt the provisions of SFAS No. 119 on July 1, 1996, and management expects adoption will not have a material effect on the financial position or results of operations of the Company.

      On March 31, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 provides that long-lived assets and identifiable intangibles should be reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset.

      SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Company intends to adopt the provisions of SFAS No. 121 on July 1, 1996 and management expects adoption will not have a material effect on the financial position or results of operations of the Company.

      In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 generally requires that mortgage banking enterprises, which includes the Bank, recognize as a separate asset rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of the mortgage servicing rights, including those purchased before the adoption of this statement. The Company intends to adopt the provisions of SFAS No. 122 on July 1, 1996, and management expects adoption will not have a material effect on the financial position or results of operations of the Company.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The FASB encourages all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by previous pronouncements. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under previous pronouncements. Entities electing to continue use of the accounting treatment of previous pronouncements must make certain pro forma disclosures as if the fair value based method had been applied.

      SFAS No. 123 is effective for financial statements issued for fiscal years beginning after March 31, 1996. The Company will be required to adopt the provisions of SFAS No. 123 on July 1, 1996. Management's current intention is to not adopt the fair value based method of accounting.

      In April 1995, the AICPA issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP applies to financial statements prepared in conformity with generally accepted accounting
principles by all non-governmental entities.   The disclosure
requirements in SOP 94-6 focus primarily on risk and uncertainties that could significantly affect the amounts reported in the financial statement in the near-term functioning of the reporting entity. The risks and uncertainties discussed in SOP 94-6 stem from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements, and from significant concentrations in certain aspects of the entity's operations. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995 and is not expected to have any impact on the Bank's operations.

A comparison of the amortized cost and estimated fair value of investment and mortgage-backed securities at the dates indicated is as follows:

                                          HELD-TO-MATURITY
                                       (Dollars in Thousands)
                                             (Unaudited)
                                            March 31, 1996
                               -------------------------------------------
                                           Gross        Gross     Estimated
                               Amortized  Unrealized  Unrealized    Fair
                                 Cost      Gains       Losses       Value
U.S. Government obligations         -         -            -            -
Federal Agency obligation       6,016        28           (1)       6,043
Other investments               6,920        54            -        6,974
                               -------------------------------------------
  Total inv. securities        12,936        82           (1)      13,017

Mortgage-backed securities     62,433       591         (172)      62,852
                               -------------------------------------------
                               75,369       673         (173)      75,869
                               ===========================================
                                                  June 30, 1995
                               -------------------------------------------
                                           Gross        Gross     Estimated
                               Amortized  Unrealized  Unrealized    Fair
                                  Cost     Gains       Losses       Value
U.S. Government obligations          -          -            -          -
Federal Agency obligation        6,518         48           (2)     6,564
Other investments                6,276         124            -     6,400
                               -------------------------------------------
  Total inv. securities         12,794        172           (2)    12,964

Mortgage-backed securities      78,925        745         (367)    79,303
                               -------------------------------------------
                                91,719        917         (369)    92,267
                               ===========================================

                                            AVAILABLE-FOR-SALE
                                          (Dollars in Thousands)

                                               (Unaudited)
                                              March 31, 1996
                            --------------------------------------------
                                         Gross       Gross      Estimated
                             Amortized  Unrealized  Unrealized    Fair
                                Cost     Gains       Losses       Value
U.S. Government obligations        -         -            -           -
Federal Agency obligation     26,118        47        (177)      25,988
Other investments              8,222         5         (10)       8,217
                             -------------------------------------------
  Total inv. securities       34,340        52        (187)      34,205

Mortgage-backed securities    70,706       821        (349)      71,178
                             -------------------------------------------
                             105,046       873        (536)     105,383
                             ===========================================

                                               June 30, 1995
                             -------------------------------------------
                                         Gross       Gross     Estimated
                             Amortized  Unrealized  Unrealized   Fair
                                Cost     Gains       Losses      Value
U.S. Government obligations     2,025          -          (4)     2,021
Federal Agency obligation      47,350         91        (386)    47,055
Other investments                 500          1            -       501
                             -------------------------------------------
  Total inv. securities        49,875         92        (390)    49,577

Mortgage-backed securities     64,123      1,145        (368)    64,900
                             -------------------------------------------
                              113,998      1,237        (758)   114,477
                             ===========================================

A comparison of the amortized cost and estimated fair value of investment and mortgage-backed securities by contractual maturities at March 31 ,1996 is as follows:

                          HELD-TO-MATURITY
                       (Dollars in Thousands)

                                                    (Unaudited)
                                                  March 31, 1996
                                          --------------------------------
                                                               Estimated
                                             Amortized            Fair
                                               Cost               Value
     Due in one year or less                   9,934              9,995
     Due after one year through 5 years        2,999              3,001
     Due after 5 years through 10 years            -                  -
     Due after 10 years                            -                  -
     Other                                         3                 21
     Mortgage-backed securities               62,433             62,852
                                          --------------------------------
                                              75,369             75,869
                                          ================================

                         AVAILABLE-FOR-SALE
                       (Dollars in Thousands)

                                                      (Unaudited)
                                                     March 31, 1996
                                          --------------------------------
                                                              Estimated
                                             Amortized           Fair
                                               Cost              Value
     Due in one year or less                  17,869             17,973
     Due after one year through 5 yrs         11,256             11,073
     SBA loans contractually due after 5 yrs   5,215              5,159
     Mortgage-backed securities               70,706             71,178
                                          --------------------------------
                                             105,046            105,383
                                          ================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

1. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTH PERIOD FROM JUNE 30, 1995 TO MARCH 31, 1996.

      General -- Total assets increased $25.0 million, or 4.4%, to $588.3 million at March 31, 1996 from $563.3 million at June 30, 1995. This increase in assets was primarily the result of a $48.8 million increase in loans receivable and loans available-for-sale, partially offset by a $10.2 million decrease in mortgage-backed securities and a $15.4 million decrease in investment securities, Federal Home Loan Bank of Seattle ("FHLB") stock and other interest earning assets. The $25.0 million increase in assets was funded primarily by increases in deposits, borrowed funds and stockholders' equity of $12.1 million, $7.1 million and $3.0 million respectively.

      Loans Receivable -- The $48.8 million increase in loans receivable and loans available-for-sale was primarily the result of $125.3 million in new loan originations and $2.9 million in purchases of commercial real estate loans, $588,000 in purchases of 1-4 family residential loans and $2.8 million in five or more residential unit loans, which were partially offset by principal repayments of $62.4 million and the sale of whole loans of $20.0 million. Real estate mortgage loan originations were $105.7 million and consumer loan originations were $19.6 million during this nine month period as compared to $68.5 million and $18.6 million respectively for the same period last year. The consumer loan portfolio increased $5.9 million, or 18.5%, to $37.8 million at March 31, 1996 from $31.9 million at June 30, 1995.

      Mortgage-Backed Securities -- The $10.2 million decrease in mortgage-backed securities was primarily the result of principal repayments of $20.4 million and the sale of mortgage-backed securities available-for-sale of $9.8 million, which exceeded purchases of $19.7 million. The $9.8 million of mortgage-backed securities that were sold consisted of $2.2 million in adjustable rate and $7.6 million in fixed rate fifteen year mortgage-backed securities while the $19.7 million in purchases consisted of $2.2 million of fixed rate five year balloon and $17.5 million of adjustable rate mortgage-backed securities. The mortgage-backed securities that were sold were experiencing increasing prepayments and therefore were sold to maximize the net gains available on them. In addition, $5.6 million of fifteen year fixed rate mortgage-backed securities and $5.0 million of fixed rate collateralized mortgage obligations were transferred from the held-to-maturity category to the available-for-sale category prior to December 31, 1995 in accordance with a special report issued by the FASB "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The $10.6 million in transfers were at amortized cost and had gross unrealized losses of $140,000.

      Investment Securities, FHLB Stock and Other Interest Earning Assets
- -- Investment Securities, FHLB stock and other interest earning assets decreased $15.3 million, or 19.4%, from $82.4 million at June 30, 1995 to $67.1 million at March 31, 1996. This decrease was primarily the result of the maturities and principal payments of investment securities of $39.5 million and a net reduction in interest bearing deposits of $2.1 million, partially offset by a net increase in interest bearing due from banks of $1.3 million, the purchase of $24.8 million in investment securities and an increase of $579,000 in FHLB stock. Investment securities purchased during the nine month period ended March 31, 1996 included $20.9 million of U.S. Agency securities and $3.1 million of corporate securities with fixed rates and maturities ranging from one month to two years.
These investments were purchased in an attempt to earn rates in excess of over-night fund rates while minimizing the effect of potential interest rate increases. These purchases were funded primarily from the proceeds of maturing investments.

      From time to time, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At March 31, 1996 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at March 31, 1996 was $4.6 million and they will mature in 1998.

      The Bank may be a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments may include interest rate cap and interest rate swap agreements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. For interest rate cap and interest rate swap agreements, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of those instruments through credit approval, limits and monitoring procedures.

      Interest Rate Caps -- Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

     The following summarizes interest rate cap agreements at March 31, 1996:

     Notional principal       Agreement termination       Cap
           amount
     ------------------       ---------------------       ---
       (in thousands)

         $25,000                    March 1997       6.5% - 10.0%
           5,000                     July 1999            6.5%
           5,000                     July 1999            7.0%
         -------
         $35,000
         =======

      Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

      At March 31, 1996 the Bank did not have any interest rate swap agreements in place.

      The counterparty to the cap agreement is the FHLB of Seattle and are not collateralized. Interest rate swaps are collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

     Deposits -- Deposits increased $12.1 million, or 3.5%, to $356.3 million at March 31, 1996 from $344.2 million at June 30, 1995. Interest credited was $11.9 million while deposits exceeded withdrawals by $200,000. Checking, certificates of deposit and passbooks increased $3.7 million, $9.7 million and $100,000 respectively, while money market accounts decreased $1.4 million. Checking accounts have increased since the introduction and heavy promotion of the new "Western Style checking" program. Certificates of deposit continue to offer significantly higher interest rates than the lower yielding money market and passbook accounts and this has resulted in a transfer of funds from these lower yielding accounts into certificates of deposit.

      Borrowed Funds -- Borrowed funds increased $7.1 million, or 5.3%, to $141.9 million, at March 31, 1996 from $134.7 million at June 30, 1995. There was $71.3 million of new advances, of which $15.6 million were amortizing fixed rate advances of five years or more to partially fund new thirty year fixed rate mortgages added to portfolio, while $50.7 million were less than one year in maturity and used to fund short-term cash requirements and $5.0 million were fixed rate advances with maturities of one to four years. Principal repayments on FHLB advances were $63.9 million and repayments on collateralized mortgage obligations were $304,000.

      Stockholders' Equity -- Stockholders' equity increased $3.0 million,or 4.0%, to $78.1 million at March 31, 1996 from $75.1 million at June 30, 1995. This increase was due to net income for the nine month period of $3.3 million and $699,000 related to contributions to the Employee Stock Ownership Plan and shares earned under the Recognition and Retention Plan while stockholders' equity was reduced $987,000 for dividends declared during the nine month period and $87,000 related to the change in unrealized loss associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115. Stockholders' equity was reduced $987,000 for dividends declared during the nine month period.

                                           THREE MONTH PERIOD ENDED
                                                  (Unaudited)
                                          -----------------------------
                                                  MARCH 31, 1996
                                          -----------------------------
                                              (Dollars in Thousands)
                                            Average    Interest
                                          Outstanding   Earned/  Yield/
                                          Balance (5)    Paid     Rate
                                            -----------------------------
 INTEREST-EARNING ASSETS:
   Loan receivable (1) (2)                $   356,823  $ 7,360    8.25%
   Mortgage-backed securities (2)             135,618    2,347    6.92
   Investments (2)                             47,659      857    7.19
   Other interest-earning assets(3)            15,512      163    4.20
   Cash surrender value of life insurance       3,077       46    5.98
                                          -----------------------------
     Total Interest-Earning Assets        $   558,689  $ 10,773   7.71%
                                          =============================
INTEREST-BEARING LIABILITIES:
   Certificates of deposits               $   216,527  $  3,157   5.83%
   Passbook deposits                           64,721       478   2.95
   Demand and NOW accounts                     47,277       225   1.90
   Money market accounts                       24,884       213   3.42
                                          -----------------------------
     Total deposits                           353,409     4,073   4.61
   FHLB advances and notes payable            137,968     2,142   6.21
   Collateralized mortgage obligations          1,324        54  16.31
                                          -----------------------------
     Total Interest-Bearing Liabilities   $   492,701  $  6,269   5.09%
                                          =============================
Net interest income                                    $  4,504
                                                          =====
Net interest rate spread                                          2.62%
                                                                  ====
Net interest-earning assets               $    65,988
                                               ======
Net interest margin (4)                                           3.22%
                                                                  ====
Average interest-earning assets to
   average interest-bearing liabilities                  113.39%
                                                         ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2) Includes held and available-for-sale categories
(3) Includes primarily short-term liquid assets
(4) Net interest income divided by average interest earning assets
(5) Based on average monthly balances

                                             THREE MONTH PERIOD ENDED
                                                    (Unaudited)

                                          -----------------------------
                                                  MARCH 31, 1995
                                          -----------------------------
                                              (Dollars in Thousands)
                                            Average    Interest
                                          Outstanding   Earned/  Yield/
                                          Balance (5)    Paid     Rate
                                          -----------------------------
INTEREST-EARNING ASSETS:
   Loan receivable (1) (2)                $   295,089  $  5,873   7.96%
   Mortgage-backed securities (2)             129,942     2,204   6.78
   Investments (2)                             61,086       952   6.23
   Other interest-earning assets(3)            30,359       435   5.73
   Cash surrender value of life insurance       2,901        45   6.20
                                          -----------------------------
     Total Interest-Earning Assets        $   519,377   $ 9,509   7.32%
                                          =============================
INTEREST-BEARING LIABILITIES:
   Certificates of deposits               $   202,163   $ 2,593   5.13%
   Passbook deposits                           69,353       510   2.94
   Demand and NOW accounts                     44,806       230   2.05
   Money market accounts                       28,251       236   3.34
                                          -----------------------------
     Total deposits                           344,573     3,569   4.14
   FHLB advances and notes payable            111,587     1,747   6.26
   Collateralized mortgage obligations          1,758        63  14.33
                                          -----------------------------
     Total Interest-Bearing Liabilities   $   457,918   $ 5,379   4.70%
                                          =============================
Net interest income                                     $ 4,130
                                                          =====
Net interest rate spread                                          2.62%
                                                                  ====
Net interest-earning assets               $    61,459
                                               ======
Net interest margin (4)                                           3.18%
                                                                  ====
Average interest-earning assets to
   average interest-bearing liabilities                  113.42%
                                                         ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2) Includes held and available-for-sale categories
(3) Includes primarily short-term liquid assets
(4) Net interest income divided by average interest earning assets
(5) Based on average monthly balances

                                             NINE MONTH PERIOD ENDED
                                                   (Unaudited)
                                          -----------------------------
                                                  MARCH 31, 1996
                                          -----------------------------
                                              (Dollars in Thousands)
                                            Average    Interest
                                          Outstanding   Earned/  Yield/
                                          Balance (5)    Paid     Rate
                                          -----------------------------
INTEREST-EARNING ASSETS:
   Loan receivable (1) (2)                 $  40,173  $ 21,034   8.24%
   Mortgage-backed securities (2)             38,738     7,155   6.88
   Investments (2)                            54,457     2,962   7.25
   Other interest-earning assets(3)           16,261       572   4.69
   Cash surrender value of life insurance      3,021       136   6.00
                                          -----------------------------
     Total Interest-Earning Assets         $ 552,650  $ 31,859   7.69%
                                          =============================
INTEREST-BEARING LIABILITIES:
   Certificates of deposits                $ 212,532  $  9,356   5.87%
   Passbook deposits                          64,850     1,463   3.01
   Demand and NOW accounts                    47,163       681   1.93
   Money market accounts                      24,896       645   3.45
                                          -----------------------------
     Total deposits                          349,441    12,145   4.63
   FHLB advances and notes payable           135,894     6,384   6.26
   Collateralized mortgage obligations         1,437       160  14.85
                                          -----------------------------
     Total Interest-Bearing Liabilities    $ 486,772  $ 18,689   5.12%
                                          =============================
Net interest income                                   $ 13,170
                                                        ======
Net interest rate spread                                         2.57%
                                                                 ====
Net interest-earning assets                $  65,878
                                              ======
Net interest margin (4)                                          3.18%
                                                                 ====
Average interest-earning assets to
   average interest-bearing liabilities                113.53%
                                                       ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2) Includes held and available-for-sale categories
(3) Includes primarily short-term liquid assets
(4) Net interest income divided by average interest earning assets
(5) Based on average monthly balances

                                             NINE MONTH PERIOD ENDED
                                                   (Unaudited)
                                          -----------------------------
                                                  MARCH 31, 1995
                                          -----------------------------
                                              (Dollars in Thousands)
                                            Average    Interest
                                          Outstanding   Earned/  Yield/
                                          Balance (5)    Paid     Rate
                                          -----------------------------
INTEREST-EARNING ASSETS:
   Loan receivable (1) (2)                 $ 288,405  $  17,014  7.87%
   Mortgage-backed securities (2)            136,791      6,866  6.69
   Investments (2)                            59,051      2,675  6.04
   Other interest-earning assets(3)           29,613      1,083  4.88
   Cash surrender value of life insurance      2,863        135  6.29
                                          -----------------------------
     Total Interest-Earning Assets         $ 516,723  $  27,773  7.17%
                                          =============================
INTEREST-BEARING LIABILITIES:
   Certificates of deposits                $ 195,431   $  7,163  4.89%
   Passbook deposits                          72,922      1,614  2.95
   Demand and NOW accounts                    46,671        731  2.09
   Money market accounts                      30,082        727  3.22
                                          -----------------------------
     Total deposits                          345,106     10,235  3.95
   FHLB advances and notes payable           107,447      4,715  5.85
   Collateralized mortgage obligations         1,959       202  13.75
                                          -----------------------------
     Total Interest-Bearing Liabilities    $ 454,512   $15,152   4.44%
                                          =============================
Net interest income                                   $ 12,621
                                                        ======
Net interest rate spread                                         2.73%
                                                                 ====
Net interest-earning assets                $  62,211
                                              ======
Net interest margin (4)                                          3.26%
                                                                 ====
Average interest-earning assets to
   average interest-bearing liabilities                113.69%
                                                       ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2) Includes held and available-for-sale categories
(3) Includes primarily short-term liquid assets
(4) Net interest income divided by average interest earning assets
(5) Based on average monthly balances

2. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

     Summary of Results of Operations

                                          Three Months Ended
                                               March 31,
                                       ------------------------
                                              (Unaudited)
                                         1996            1995
                                         ----            ----
                                             (In Thousands)

                                       Amount   Change    Amount
                                       ------   ------    ------
     Total interest income            $10,773  $ 1,264   $ 9,509
     Total interest expense             6,269      890     5,379
                                       ------   ------    ------
       Net interest income              4,504      374     4,130
     Provision for loan losses              -        -         -
                                       ------   ------    ------
       Net interest income after
        provision for loan losses       4,504      374     4,130

     Fees and service charges             563       64       499
     Gains on sale of loans, mortgage-
      backed securities and investment
      securities                           91      (17)      108
     Other non-interest income            265       92       173
                                       ------   ------    ------
    Income before non-interest expense  5,423      513     4,910
     Total non-interest expense         3,602      182     3,420
                                       ------   ------    ------
       Income before income taxes       1,821      331     1,490
     Income taxes                        (703)    (157)     (546)
                                       ------   ------    ------
          Net income                  $ 1,118  $   174   $   944
                                       ======   ======    ======

      General -- Net income increased $174,000, or 18.4%, to $1,118,000 for the three month period ended March 31, 1996 from $944,000 for the same period last year. Net interest income increased $374,000 and non-interest income increased $139,000 while non-interest expenses increased $182,000 and income tax expense increased $157,000. Return on equity (ratio of net income to average equity) increased to an annualized 5.73% for the three month period ended March 31, 1996 from an annualized 5.11% for the same period last year. The interest rate spread increased to 2.54% at March 31, 1996 from 2.36% at March 31, 1995.

     Interest Income -- Interest income increased $1.3 million, or 13.7%, to $10.8 million for the three month period ended March 31, 1996 from $9.5 million for the same period last year. This increase resulted from an increase in the average balance of interest-earning assets of $39.3 million, or 7.6%, to $558.7 million for the three month period ended March 31, 1996 from $519.4 million for the same period last year.

      Interest earned on loans receivable increased $1.5 million, or 25.4%, due primarily to a $61.7 million increase in the average balance of loans receivable to $356.8 million during the three month period ended March 31, 1996 from $295.1 million for the same period last year. In addition, the average yield on loans increased to 8.25% during the three month period ended March 31, 1996 from 7.96% for the same period last year. The increase in the average balance of loans receivable was the result of continued loan production in excess of principal repayments and the sale and securitization of loans. The increase in yield was the result of new loans being originated at rates greater than the average rate of loans being repaid. In addition, the average rate received on adjustable rate mortgage loans increased to 8.15% at March 31, 1996 from 7.01% at March 31, 1995.

      Interest earned on mortgage-backed securities increased $143,000 due primarily to an increase in both average balance and average yield. The average balance of mortgage-backed securities increased $5.7 million and the average yield increased to 6.92% during the three month period ended March 31, 1996 from 6.78% during the same period last year.

      Interest earned on investment securities, FHLB stock and other interest earning assets decreased $366,000 due primarily to a decrease of $28.1 million in average balances to $66.2 million during the three month period ended March 31, 1996 from $94.3 million during the same period last year. This decrease was the result of investing the proceeds of maturing investments into higher yielding new production mortgage and consumer loans and the purchase of higher yielding mortgage-backed securities.

      Interest Expense -- Total interest expense increased $900,000 to $6.3 million for the three month period ended March 31, 1996 from $5.4 million for the same period last year. Interest expense on deposits increased $504,000 due to an increase in the average rate paid on deposits to 4.61% during the three month period ended March 31, 1996 from 4.14% during the same period last year, while the average balance of deposits increased to $353.4 million during the three month period ended March 31, 1996 from $344.6 million for the same period last year. The average rate paid on certificates of deposits increased to 5.83% during the three month period ended March 31, 1996 from 5.13% during the same period last year. This increase was a result of a rapid increase in short-term interest rates since the quarter ended March 31, 1995 and a transfer of funds from lower yielding money market and passbook accounts into the higher yielding certificates of deposit. Interest expense on borrowed money also increased $386,000 due to an increase in the average balance on FHLB advances of $26.4 million, while the average rate paid on FHLB advances decreased to 6.21% during the three month period ended March 31, 1996 from 6.26% during the same period last year. The new FHLB advances were obtained in an effort to fund asset growth and increase net interest income.

      Provisions for Loan Losses -- The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The Company made no additional provision for loan losses for the three month periods ended March 31, 1996 and March 31, 1995. At March 31, 1996, the Company had $428,000 of non-performing assets (representing .07% of total assets) compared to $573,000 at June 30, 1995 (representing .10% of total assets). At March 31, 1996, the Company had allowance for loan losses to non-performing assets of 468.9% as compared to 350.4% at June 30, 1995. Management's evaluation of the adequacy of its loan loss reserves, the quality of the loan portfolio and economic conditions in Montana resulted in no additional provision for loan losses. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

      Non-Interest Income -- Non-interest income increased $139,000 to $919,000 for the three month period ended March 31, 1996 from $780,000 for the same period last year. Service fees and other operating income increased $63,000 and $92,000 respectively while net gain on sale of loans and securities available-for-sale decreased $17,000. Service fees increased due to increased checking and ATM fees. The $92,000 increase in other operating income was due primarily to an $83,000 refund of previously expensed life insurance fees.

      Non-Interest Expense -- Non-interest expense increased $182,000 with increases in compensation and employee benefits, net occupancy expense of premises, equipment and furnishing expense, data processing expenses, federal insurance premiums and other expenses of $145,000, $30,000, $34,000, $17,000, $3,000 and $10,000 respectively, while marketing and advertising decreased $57,000. The $145,000 increase in compensation and employee benefits was the result of a one-time charge of $160,000 related to expenses associated with the restructuring of the loan processing operations and the severance benefits paid to seventeen employees. The ratio of non-interest expense to average total assets decreased to 2.47% during the three month period ended March 31, 1996 from 2.53% during the same period last year.

      Income Taxes -- Income tax expense increased $157,000 to $703,000 during the three month period ended March 31, 1996 from $546,000 for the same period last year. The increase was the result of an increase in income before income taxes of $331,000 to $1.8 million for the three month period ended March 31, 1996 from $1.5 million for the same period last year.

3. CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE NINE MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

     Summary of Results of Operations

                                           Nine Months Ended
                                                March 31,
                                       ------------------------
                                              (Unaudited)
                                         1996            1995
                                         ----            ----
                                             (In Thousands)

                                       Amount   Change    Amount
                                       ------   ------    ------
     Total interest income            $31,859  $ 4,086   $27,773
     Total interest expense            18,689    3,537    15,152
                                       ------   ------    ------
       Net interest income             13,170      549    12,621
     Provision for loan losses              -        -         -
                                       ------   ------    ------
       Net interest income after
        provision for loan losses      13,170      549    12,621

     Fees and service charges           1,813      303     1,510
     Gains on sale of loans, mortgage-
      backed securities and investment
      securities                          540      266       274
     Other non-interest income            626       37       589
                                       ------   ------    ------
    Income before non-interest expense 16,149    1,155    14,994
     Total non-interest expense        10,728      715    10,013
                                       ------   ------    ------
       Income before income taxes       5,421      440     4,981
     Income taxes                      (2,090)    (232)   (1,858)
                                       ------   ------    ------
          Net income                  $ 3,331  $   208   $ 3,123
                                       ======   ======    ======

      Net income increased $208,000, or 6.5%, to $3.3 million for the nine month period ended March 31, 1996 from $3.1 million for the same period last year. Net interest income increased $549,000 and non-interest income increased $606,000 while non-interest expense increased $715,000 and income taxes increased $232,000.

      Interest Income -- Interest income increased $4.1 million, or 14.7%, to $31.9 million for the nine month period ended March 31, 1996 from $27.8 million for the same period last year. This increase was a result of both an increase in the average balance and the rate earned on interest earning assets during nine month period. The average balance of interest earning assets increased $35.9 million, or 6.9%, to $552.6 million during the nine month period ended March 31, 1996 from $516.7 million for the same period last year. The average rate earned on interest-earning assets increased to 7.69% during the nine month period ended March 31, 1996 from 7.17% during the same period last year.

      Interest earned on loans receivable increased $4.0 million, or 23.5%, to $21.0 million for the nine month period ended March 31, 1996 from $17.0 million for the same period last year, due primarily to a $51.8 million increase in the average balance of loans receivable to $340.2 million during the nine month period ended March 31, 1996 from $288.4 million for the same period last year. In addition, the average yield on loans increased to 8.24% during the nine month period ended March 31, 1996 from 7.87% during the same period last year. The increase in the average balance of loans receivable was the result of continued loan production in excess of principal repayments and the sale and securitization of loans. Real estate mortgage originations were $105.7 million and consumer loan originations were $19.6 million during the nine month period ended March 31, 1996 as compared to $68.5 million and $18.6 million respectively for the same period last year. The increase in yield was the result of new loans being originated at rates greater than the average rate on loans being repaid.

      Interest earned on mortgage-backed securities increased $289,000 due primarily to an increase in the average yield to 6.88% during the nine month period ended March 31, 1996 from 6.69% for the same period last year.

      Interest earned on investment securities, FHLB stock and other interest earning assets decreased $223,000 due primarily to a $17.8 million decrease in the average balance of these assets to $73.7 million during the nine month period ended March 31, 1996 from $91.5 million for the same period last year.

Interest Expense -- Total interest expense increased $3.5 million to $18.7 million for the nine month period ended March 31, 1996 from $15.2 million for the same period last year. Interest expense on deposits increased $1.9 million due primarily to an increase in the average rate paid on deposits to 4.63% during the nine month period ended March 31, 1996 as compared to 3.95% during the same period last year. The average rate paid on certificates of deposits increased to 5.87% during the nine month period ended March 31, 1996 from 4.89% during the same period last year. This increase in the average rate paid on deposits was a result of both a general increase in short-term interest rates and lower rate maturing certificates being re-invested into higher rate certificates. Customers also transferred funds from lower rate passbook and money market accounts into the higher rate certificates. Interest expense on borrowed funds also increased $1.6 million due to an increase in the average balance of FHLB advances of $28.5 million and an increase in the average rate paid on FHLB advances to 6.26% during the nine month period ended March 31, 1996 from 5.85% during the same period last year. The new FHLB advances were obtained in an effort to fund asset growth and increase net interest income.

      Non-Interest Income -- Non-interest income increased $606,000 to $3.0 million for the nine month period ended March 31, 1996 from $2.4 million for the same period last year. This increase was a result of increases in loan origination fees, service fees, net gain on sale of loans and securities available-for-sale and other operating income of $34,000, $269,000, $266,000 and $37,000 respectively. The $269,000 increase in service fees was primarily the result of increases in checking fees and ATM transaction fees.

      Non-Interest Expense -- Non-interest expense increased $715,000 to $10.7 million for the nine month period ended March 31, 1996 from $10.0 million for the same period last year. The $715,000 increase in non-interest expense was primarily the result of increases in compensation and employee benefits, net occupancy expense of premises, equipment and furnishings expense, data processing expense, marketing and advertising and other operating expenses of $112,000, $75,000, $61,000, $21,000,
$91,000 and $361,000 respectively. The $361,000 increase in other operating expenses was primarily related to costs incurred in the first quarter for the engagement of a consulting firm to assist in developing a long-term operations plan. The ratio of non-interest expense to average total assets remained unchanged at 2.48% for the nine month period ended March 31, 1996 and the same period last year.

      Income Taxes -- Income tax expense increased $232,000 to $2.1 million for the nine month period ended March 31, 1996 from $1.9 million for the same period last year. The increase was the result of an increase in income before income taxes of $440,000 to $5.4 million for the nine month period ended March 31, 1996 from $5.0 million for the same period last year.

      Loan Quality -- The following table sets forth the amounts and categories on non-performing assets in the Company's loan portfolio. For all periods presented, the Company did not have any troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.

                                  March 31,          June 30,
                                    1996               1995
                                 (Unaudited)
     ---------------------------------------------------------
                                          (In Thousands)
     Non-accruing loans:
     Real Estate:
       One-to-four family           $ 21               $  -
       Multi-family                    -                  -
       Commercial                      -                166
       Construction                    -                  -
     Consumer                        113                153
     ---------------------------------------------------------
       Total                         134                319
     ---------------------------------------------------------

     Accruing loans delinquent
       90 days or more:
     Real Estate:
       One-to-four family            164                253
       Multi-family                    -                  -
       Commercial                      -                  -
       Construction                  120                  -
     Consumer                         10                  1
     ---------------------------------------------------------
       Total                         294                254
     ---------------------------------------------------------

     Foreclosed assets:
     Real Estate:
       One-to-four family              -                  -
       Multi-family                    -                  -
       Commercial                      -                  -
       Construction                    -                  -
     Consumer                          -                  -
     ---------------------------------------------------------
       Total                           -                  -
     ---------------------------------------------------------
     Total non-performing assets    $428               $573
     =========================================================

      Non-Performing Assets -- Non-performing assets decreased $145,000 to $428,000 at March 31, 1996 from $573,000 at fiscal year end June 30, 1995.
Non-performing assets to total assets decreased to .07% at March 31, 1996 from .10% at fiscal year end June 30, 1995. The Company had no foreclosed assets at March 31, 1996, the sixth consecutive quarter with no foreclosed assets. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of March 31, 1996, there was also an aggregate of $198,000 in net book value of loans identified by the Company with respect to the majority of which known information about the possible credit problems of the borrowers on the cash flows of the secured properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing categories.

      At March 31, 1996, the recorded investment in impaired loans was $134,000, all of which were on non-accrual status. The Company has not established an impairment allowance for these loans. The average recorded investment in impaired loans during the nine month period ended March 31, 1996 was $86,000. The amount of interest income recognized on impaired loans during this period was immaterial.

      Regulatory Capital -- At March 31, 1996, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of March 31, 1996.


     (Dollars in Thousands)               Approximate
                               Actual     Requirement    Excess
                              --------   -------------  --------
     Tangible Capital:
       Dollar Amount          $60,902      $ 8,584      $52,318
       Percent of tangible
         assets                 10.64%        1.50%        9.14%

     Core Capital:
       Dollar Amount          $60,902      $17,168      $43,734
       Percent of adjusted
         tangible assets        10.64%        3.00%        7.64%

     Risk-based Capital:
       Dollar Amount          $62,908      $24,032      $38,876
       Percent of risk-
         weighted assets        20.94%        8.00%       12.94%


      The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended December 31, 1995, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $1.7 million under this rule. Based on the Bank's excess risk-based capital of $38.9 million at March 31, 1996, not withstanding this $1.7 million deduction from capital, the Bank would continue to exceed its risk-based capital requirement.

      The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115 , "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1996 the Bank had $191,000 of unrealized gains, net of income taxes, that were deducted from capital for purposes of determining regulatory capital.

OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

            Neither the registrant or its subsidiaries are part to any legal proceedings, other than routine litigation arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2    CHANGE IN SECURITIES

               None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None

ITEM 5    OTHER INFORMATION

               None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits  None

          Form 8-K The registrant filed current reports on form 8-K on April 19, 1996 to report the quarterly earnings release, a dividend declaration of $.085 per share.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                              WESTERFED FINANCIAL CORPORATION




Date      May 10, 1996             /s/ Lyle R. Grimes
     -----------------------    -------------------------------
                                Lyle R. Grimes
                                President and Chief Executive
                                  Officer
                                (Duly Authorized Officer)





Date      May 10, 1996             /s/ James A. Salisbury
     -----------------------    -------------------------------
                                James A. Salisbury
                                Treasurer and Chief Financial
                                  Officer
                                (Principal Finance and
                                  Accounting Officer)