Form 10-Q/A
period 1996-03-31
WESTERFED FINANCIAL CORP
filed 1996-05-17
CIK 912428

            UNITED STATES SECURITY AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----    SECURITIES EXCHANGE ACT OF 1934

          For the quarter period ended March 31, 1996

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                         -------    -------

                   Commission file number  0-22772
                                          ---------

                   WESTERFED FINANCIAL CORPORATION
      -------------------------------------------------------
      (Exact name of registrant as specified in this charter)

DELAWARE                                      81-0487794
- - ----------------------------------------      -------------------
(State or other jurisdiction of               (IRS Employer ID #)
 incorporation or organization

110 East Broadway, Missoula, Montana          59802
- - ----------------------------------------      -------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number,
   including area code                        406-721-5254
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
                                          Balance (5)    Paid     Rate
                                          -----------------------------
INTEREST-EARNING ASSETS:
   Loan receivable (1) (2)                 $ 340,173  $ 21,034   8.24%
   Mortgage-backed securities (2)            138,738     7,155   6.88
   Investments (2)                            54,457     2,962   7.25
   Other interest-earning assets(3)           16,261       572   4.69
   Cash surrender value of life insurance      3,021       136   6.00
                                          -----------------------------
     Total Interest-Earning Assets         $ 552,650  $ 31,859   7.69%
                                          =============================
INTEREST-BEARING LIABILITIES:
   Certificates of deposits                $ 212,532  $  9,356   5.87%
   Passbook deposits                          64,850     1,463   3.01
   Demand and NOW accounts                    47,163       681   1.93
   Money market accounts                      24,896       645   3.45
                                          -----------------------------
     Total deposits                          349,441    12,145   4.63
   FHLB advances and notes payable           135,894     6,384   6.26
   Collateralized mortgage obligations         1,437       160  14.85
                                          -----------------------------
     Total Interest-Bearing Liabilities    $ 486,772  $ 18,689   5.12%
                                          =============================
Net interest income                                   $ 13,170
                                                        ======
Net interest rate spread                                         2.57%
                                                                 ====
Net interest-earning assets                $  65,878
                                              ======
Net interest margin (4)                                          3.18%
                                                                 ====
Average interest-earning assets to
   average interest-bearing liabilities                113.53%
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




Date      May 16, 1996             /s/ Lyle R. Grimes
     -----------------------    -------------------------------
                                Lyle R. Grimes
                                President and Chief Executive
                                  Officer
                                (Duly Authorized Officer)





Date      May 16, 1996             /s/ James A. Salisbury
     -----------------------    -------------------------------
                                James A. Salisbury
                                Treasurer and Chief Financial
                                  Officer
                                (Principal Finance and
                                  Accounting Officer)