Form 10-Q/A
period 1996-03-31
WESTERFED FINANCIAL CORP
filed 1996-06-24
CIK 912428

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

EXHIBIT INDEX
- ---------------

EXHIBIT
  NO.                   DESCRIPTION
- -------               -----------

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                              WESTERFED FINANCIAL CORPORATION




Date      June 24, 1996             /s/ Lyle R. Grimes
     -----------------------    -------------------------------
                                Lyle R. Grimes
                                President and Chief Executive
                                  Officer
                                (Duly Authorized Officer)





Date      June 24, 1996             /s/ James A. Salisbury
     -----------------------    -------------------------------
                                James A. Salisbury
                                Treasurer and Chief Financial
                                  Officer
                                (Principal Finance and
                                  Accounting Officer)