Form 10-K
period 1996-06-30
WESTERFED FINANCIAL CORP
filed 1996-09-30
CIK 912428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                   to
                                        -----------------    ----------------

                         COMMISSION FILE NUMBER 0-22772


                         WESTERFED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         81-0187794
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)

  110 East Broadway, Missoula, Montana                     59802-4511
(Address of principal executive offices)                   (Zip Code)



       Registrant's telephone number, including area code: (406) 721-5254

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
           -----------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.    YES    X    NO        .
                                          -------    -------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of September 15, 1996, was $56.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of September 17, 1996, there were issued and outstanding 4,396,146 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996.

         Part III of Form 10-K - Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         WesterFed Financial Corporation (the "Company"), a Delaware corporation, is a unitary savings and loan holding company which was organized in 1994 at the direction of Western Federal Savings Bank of Montana ("Western Federal" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank to be issued in connection with the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on January 6, 1994 at which time the Company issued a total of 4,436,657 shares of its common stock. At June 30, 1996, the Company had total assets of $563.9 million, deposits of $350.2 million and stockholders' equity of $78.6 million (13.9% of total assets).

         Western Federal, founded in 1911, is a federally chartered bank. The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 100 E. Broadway, Missoula, Montana, and 19 branch offices and one loan administration office located in the communities of Missoula, Billings, Helena, East Helena, Great Falls, Bozeman, Hamilton, Conrad, Lewistown, Miles City and Hardin, Montana. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

         As a community-oriented financial institution, Western Federal seeks to serve the financial needs of the communities throughout its market areas. Western Federal is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential loans in its primary market areas. Western Federal originates loans to enable borrowers to construct, purchase, refinance, or improve residential real estate and, to a lesser extent, other types of real estate. It also offers consumer loan programs and an in-house VISA credit card program to supplement its other financial services. In addition, the Bank seeks to address its liquidity needs and to enhance investment yields by holding investment securities, mortgage-backed securities, certificates of deposit and other short-term liquid assets.

         The Company's main office is located at 110 East Broadway, Missoula, Montana 59802-4511 and its telephone number at that address is (406) 721-5254.

         On September 24, 1996, WesterFed entered into a definitive agreement pursuant to which Security Bancorp ("Security"), Billings, Montana, the holding company for Security Bank, FSB, will be merged with WesterFed. Upon the consummation of the merger, each Security stockholder will become entitled to receive, at his or her election for each share of Security Common Stock held, either $30.00 in cash or a number of shares of WesterFed Common Stock equal to the "Exchange Ratio." The Exchange Ratio is $30.00 divided by the average closing price of WesterFed Common Stock for the 20 trading days commencing 20 trading days prior to the closing, but the ratio shall be no greater than 2.2989 or less than 1.8809. Under certain circumstances, persons electing to receive one form of consideration may be required to receive the alternative form of consideration. As of June 30, 1996, Security had total consolidated assets of $372.2 million, deposits of $289.2 million and stockholders' equity of $30.7 million. The transaction is subject to the approval of stockholders of both WesterFed and Security as well as approval of various regulatory authorities. WesterFed anticipates closing the transaction during the first quarter of 1997.

Forward-Looking Statements

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors--could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake--and specifically disclaims any obligation--to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Areas

         The Bank conducts operations through its main office in Missoula, Montana and its 19 branch offices and one administrative office in ten diverse counties located throughout the State.

         Missoula. In Missoula the Bank operates four branch offices which accounted for a total of $129.7 million of Missoula County's June 30, 1995 deposits, or a 15.3% market share. Missoula County's non-farm basic industries are trade center activity, wood and paper products, motor carriers, Federal government, and the University of Montana. Major employers include Missoula Community Hospital, St. Patrick's Hospital, Stone Container (a paper mill), Louisiana Pacific (particle board), the University of Montana and the U.S. Forest Service.

         Billings. Western Federal operates two branches in the city of Billings, located in Yellowstone County. Total deposits held by those branches represented $56.3 million of the county's total June 30, 1995 deposits, or a 3.9% market share. Leading non-farm basic industries in Yellowstone County are trade center activity, transportation, oil and gas, and Federal government. In Billings, expansion of trade center activities continues and tends to counter balance declines in other basic industries.

         Helena. Four Western Federal offices are in Helena and East Helena, which is located in Lewis and Clark County. The four branches there have total deposits of $45.0 million, which accounts for 6.8% of the county's total June 30, 1995 deposits. Lewis and Clark County's basic leading non-farm industries are state government, Federal government, and trade center activity. Helena continues to be a regional health and financial services center. A new branch facility was completed in December 1995 to service the north side of Helena.

         Great Falls. Western Federal operates three branches in the city of Great Falls, located in Cascade County. These branches hold $39.1 million in deposits which is 4.8% of the county's total June 30, 1995 deposits. In Great Falls, the leading non-farm basic industries are Malmstrom Air Force Base, and trade center activity. Agriculture has a major influence on the economy of Great Falls with the surrounding counties being the State's leading wheat producers.

         Bozeman. Western Federal has one office located in the city of Bozeman in Gallatin County. Deposits in the branch are $15.7 million for a 3.1% market share of the county's June 30, 1995 total deposits. Leading non-farm basic industries in Gallatin County are Montana State University, selected manufacturing, and non-resident travel. The county's economy continues to benefit from growth in non-resident travel.

         Hamilton. Western Federal has one branch office in Hamilton, located in Ravalli County, where it holds deposits of $16.6 million of the county's June 30, 1995 deposits for a 5.9% market share. Ravalli County has benefitted recently from an influx of retirees. A new branch facility was completed in May 1996 and replaced the existing Hamilton branch office.

         Conrad. One Bank office is located in the city of Conrad in Pondera County. This branch has $7.3 million in deposits and a 9.0% market share of the county's total June 30, 1995 deposits. The local economy is primarily agricultural in nature.

         Lewistown. Western Federal has one office in the city of Lewistown, located in Fergus County. The branch has $13.9 million in deposits for an 8.5% market share of the county's total June 30, 1995 deposits. The local economy is primarily agricultural in nature.

         Miles City. In Custer County, Western Federal has one branch located in Miles City, which has $13.6 million in deposits for a 6.9% market share of the county's June 30, 1995 total deposits. Ranching is an important segment of the local economy.

         Hardin. Western Federal has one branch located in the city of Hardin, in Big Horn County. The branch has $7.0 million in deposits for a 9.8% market share of the county's June 30, 1995 total deposits. The local economy is primarily agricultural in nature.

Lending Activities

         General. The principal lending activity of the Bank is originating for its portfolio and for sale first mortgage loans, secured by owner occupied, one- to four-family residential properties located in its primary market areas. In addition, in order to increase the yield and interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to communities in the Bank's market areas, Western Federal also originates commercial real estate, consumer, multi-family, and construction loans. The Bank is also a major originator of Federal Housing Administration/Veterans Administration ("FHA/VA") loans, which are subsequently purchased by the Montana Board of Housing.

         When fixed-rate conventional mortgage loans with terms over 15 years are routinely sold into the secondary market, Western Federal generally retains the servicing rights on these loans, except for those loans sold pursuant to loan correspondent agreements. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At June 30, 1996, Western Federal serviced loans with principal balances of approximately $183.3 million for others. The loan servicing fees earned provided a supplement to the Bank's earnings.

         Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                 At June 30,
                                       --------------------------------------------------------------
                                             1996                   1995                 1994
                                       -------------------  --------------------   ------------------
                                       Amount     Percent    Amount      Percent   Amount     Percent
                                       ------     -------    ------      -------   ------     -------
                                                      (Dollars in Thousands)
Real Estate Loans:
 One- to four-family(1).............   $280,853   74.69%    $247,331     76.94%   $230,700    81.85%
 Multi-family.......................     19,939    5.30       18,985      5.91      14,430     5.12
 Commercial.........................     18,318    4.87       12,399      3.86      11,300     4.01
 Construction.......................     12,977    3.45       10,742      3.34       7,866     2.79
                                       --------  ------     --------    ------    --------   ------
     Total real estate loans........    332,087   88.31      289,457     90.05     264,296    93.77
                                       --------  ------     --------    ------    --------   ------

Consumer Loans:
  Deposit account...................      2,337    0.62        2,138      0.67       2,034     0.72
  Student...........................        ---     ---          ---       ---         ---      ---
  Automobile........................      7,236    1.92        3,224      1.00       1,339     0.48
  Home improvement..................      9,917    2.64        7,504      2.33       2,100     0.75
  Other loans(2)....................     24,491    6.51       19,141      5.95      12,098     4.28
                                       --------  ------     --------    ------    --------   ------
     Total consumer loans...........     43,981   11.69       32,007      9.95      17,571     6.23
                                       --------  ------     --------    ------    --------   ------
     Total gross loans..............    376,068  100.00%     321,464    100.00%    281,867   100.00%
                                                 ======                 ======               ======

Less:
 Unearned fees and discounts........    (1,625)              (1,344)               (1,301)
 Undisbursed loan funds.............    (4,245)              (4,988)               (3,696)
 Allowance for losses...............    (2,005)              (2,011)               (2,030)
                                       --------             --------              --------
 Total loans receivable, net........   $368,193             $313,121              $274,840
                                       ========             ========              ========






                                                   At June 30,
                                       -------------------------------------
                                            1993                 1992
                                       ------------------   ----------------
                                        Amount    Percent   Amount   Percent
                                        ------    -------   ------   -------

Real Estate Loans:
 One- to four-family(1).............   $192,950   79.75%   $194,311     79.79%
 Multi-family.......................     11,801    4.88      13,016      5.34
 Commercial.........................     13,215    5.46      16,641      6.83
 Construction.......................      8,764    3.62       4,483      1.84
                                       --------  ------    --------    ------
     Total real estate loans........    226,730   93.71     228,451     93.80
                                       --------  ------    --------    ------

Consumer Loans:
  Deposit account...................      1,839    0.76       2,405      0.99
  Student...........................          4     ---           9       ---
  Automobile........................      1,272    0.53       1,360      0.56
  Home improvement..................      1,939    0.80       1,662      0.68
  Other loans(2)....................     10,162    4.20       9,663      3.97
                                       --------  ------    --------    ------
     Total consumer loans...........     15,216    6.29      15,099      6.20
                                       --------  ------    --------    ------
     Total gross loans..............    241,946  100.00%    243,550    100.00%
                                                 ======                ======

Less:
 Unearned fees and discounts........    (1,017)             (1,055)
 Undisbursed loan funds.............    (5,723)             (2,118)
 Allowance for losses...............    (2,058)             (2,096)
                                       --------            --------
 Total loans receivable, net........   $233,148            $238,281
                                       ========            ========

- -----------
(1) Includes $7.5 million, $7.1 million, $8.9 million, $12.5 million and $17.8 million of FHA and VA loans at June 30, 1996, 1995, 1994, 1993 and 1992, respectively.
(2)  Includes primarily home equity loans.

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                     Real Estate
                        ---------------------------------------------------------------------------------------------
                              One- to Four-
                                 Family               Multi-Family            Commercial           Construction
                           --------------------    ------------------     ------------------     --------------------
                                       Weighted              Weighted               Weighted                 Weighted
   Due During Years                     Average               Average                Average                  Average
    Ending June 30,        Amount        Rate       Amount     Rate       Amount      Rate       Amount        Rate
- -----------------------    ------      --------     ------   --------     ------    --------     ------      --------
                                                                 (Dollars in Thousands)

1997(1)................   $      317     8.17%     $ 232      9.44%    $    321        9.88%     $12,265      8.87%
1998...................          258     8.95         24      9.71          171       10.80          712      9.14
1999...................          547     8.09        135      9.82        3,010       10.08          ---      -.--
2000 and 2001..........        2,378     8.75      1,281      8.93          129        9.60          ---      -.--
2002 and 2006..........       17,023     8.24      2,298      9.64        2,784        9.05          ---      -.--
2007 and 2011..........      138,019     7.43      8,313      9.32        8,210        8.96          ---      -.--
2012 and following.....      122,311     7.81      7,656      8.99        3,693        9.21          ---      -.--
                            --------    -----     ------     -----       ------       -----     --------     -----
     Total.............    $ 280,853     7.66%   $19,939      9.21%     $18,318        9.25%     $12,977      8.88%
                           =========    =====    =======     =====      =======       =====      =======     =====









                             Consumer                   Total
                         --------------------     --------------------
                                     Weighted                 Weighted
   Due During Years                   Average                  Average
    Ending June 30,      Amount        Rate       Amount        Rate
- -----------------------  ------      --------     ------      --------


1997(1)................ $ 5,145       8.54%     $  18,280       8.76%
1998...................   2,099       9.14          3,264       9.22
1999...................   4,610       9.19          8,302       9.45
2000 and 2001..........  12,277       9.06         16,065       9.01
2002 and 2006..........  19,850       9.97         41,955       9.19
2007 and 2011..........     ---       -.--        154,542       7.61
2012 and following.....     ---       -.--        133,660       7.92
                        -------      -----       --------      -----
     Total............. $43,981       9.44%      $376,068       8.07%
                        =======      =====       ========       ====

- -------------
(1)  Includes demand loans and loans having no stated maturity.

         The following table sets forth the dollar amount of all loans at June 30, 1996 that have fixed interest rates, those that are contractually due after June 30, 1997 and have floating or adjustable interest rates that change after June 30, 1997.


                                                     Floating or
                                                     Adjustable
                                   Fixed Rates          Rates          Total
                                   -----------      -----------        -----
                                                   (In Thousands)

Real Estate:
 One- to four-family......           $219,952            $518        $220,470
 Multi-family.............             15,543             ---          15,543
 Commercial...............             12,333             ---          12,333
 Construction.............                353             ---             353
Consumer loans............             36,454             ---          36,454
                                      -------          ------        --------

   Total..................           $284,635            $518        $285,153
                                     ========            ====        ========


         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1996, based on the above, the Bank's regulatory loans-to-one-borrower limit was $9.6 million. On the same date, the Bank's largest amount of loans to one borrower was $5.7 million.

         Residential real estate loans are originated by employees who are compensated on a salary basis. In the loan approval process, Western Federal assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. Initially, Western Federal's loan underwriters analyze the loan application and the property involved. As part of the loan application process, qualified outside appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by staff underwriters. Western Federal also obtains information concerning the income, financial condition, employment and credit history of the applicant. Western Federal's policy is to require title, fire and extended hazard coverage on its real estate loans.

         If the loan terms and borrower meet Western Federal's established underwriting criteria and the loan amount does not exceed $100,000, the loan may be approved by action of two members of the loan committee. Real estate loans that exceed $100,000 must be approved by three loan committee members, one of which must be a loan policy committee member or one of five selected senior loan committee members. All loans (other than conforming jumbo residential loans) in excess of $500,000 must be approved by the Board of Directors. The loan committee presently consists of certain branch managers, certain employee loan originators, and the members of the loan policy committee. The loan policy committee presently consists of four senior officers of Western Federal.

         All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's written appraisal policy) by qualified appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or verifications of employment.

         The Bank requires evidence of marketable title and lien position as well as appropriate title insurance (except on certain home equity loans) on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1996, $280.9 million, or 74.7%, of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Western Federal are secured by properties located in the Bank's primary market areas.

         Historically, Western Federal originated for retention in its own portfolio, 30-year fixed-rate loans secured by one- to-four family residential real estate. Beginning in 1980, in order to reduce its exposure to changes in interest rates, Western Federal began to emphasize the origination of ARMs, subject to market conditions and consumer preference. As a result of continued consumer demand, particularly during periods of relatively low interest rates, for long term fixed-rate loans, Western Federal has continued to originate loans for sale in the secondary market in amounts and at rates which are monitored for compliance with the Bank's asset/liability management policy.

         The Bank's loans are underwritten and documented to permit their sale, consistent with the Bank's asset/liability management objectives. Since under the Bank's current policy, it may sell or securitize all of the newly originated fixed-rate loans with terms of more than 15 years, the Bank's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., FHLMC standards). Such loans may be held for sale until they are sold or securitized. Most of the Bank's newly originated fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. The Bank's decision to hold or sell these loans is based on its asset/liability management policy and goals and the market conditions for mortgages at any period in time. The Bank typically retains the servicing of the conventional loans it originates. During fiscal 1996, the Bank sold $12.2 million of loans with servicing retained. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. At June 30, 1996, the Bank had $146.7 million of fixed-rate one- to four-family residential loans with remaining terms of 15 years or less and $73.0 million of fixed-rate loans with remaining terms greater than 15 years in its loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report.

         The Bank has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential loans. The Bank's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by Western Federal are subject to adjustment at stated intervals based on a margin over a specified index and are subject to lifetime adjustment limits.

         Western Federal presently offers one primary ARM product. It utilizes the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin depending on property type. Most of these loans adjust annually subject to a limitation on the annual increase to 2% and overall life of loan limitation of 6%. Western Federal also offers various other ARM products on a correspondent basis which are originated for immediate sale into the secondary market. ARM products held in portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At June 30, 1996, the Bank had $60.2 million of one-to four-family ARM loans.

         It is Western Federal's present policy generally not to lend more than 97% of the appraised value in the case of first mortgage loans secured by real property. Western Federal presently requires private mortgage insurance in specified amounts on all conventional residential loans with loan-to-value ratios at origination exceeding 80%. The terms of the private mortgage insurance have generally provided that Western Federal would receive a payment equal to 17% to 30%, depending on the initial loan-to-value ratio, of the outstanding principal amount of the loan if there has been a default, plus costs of foreclosure.

         Substantially all of Western Federal's present real estate loans (excluding mortgage-backed securities) are secured by properties located in Montana. In view of the prevailing level of real estate values in the Bank's market areas, the Bank rarely originates loans in excess of $207,000 (the Federal Home Loan Mortgage Corporation ("FHLMC") one-family maximum).

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Bank has enforced due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield. ARM loans may be assumed provided home buyers meet the Bank's underwriting standards and the applicable fees are paid.

Multi-Family and Commercial Real Estate Lending

         Western Federal also makes real estate loans secured by multi-family and non-residential properties. Western Federal's multi-family residential loans are primarily secured by apartment buildings located within Western Federal's market area.

         Western Federal's current lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate gross cash flow of 120% of all operating expenses, including debt service but excluding depreciation, and have a loan-to-value ratio of no more than 75%.

         The commercial real estate loans originated by Western Federal are primarily secured by office buildings, small shopping centers, motels, warehouses, and other income-producing properties. Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to a greater extent than residential loans to adverse conditions in the economy generally. In dealing with these risk factors, Western Federal generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience. At June 30, 1996, $19.9 million, or 5.3% of the Bank's loan portfolio, consisted of multi-family loans and $18.3 million, or 4.9% of the Bank's loan portfolio, consisted of commercial real estate loans.

         Western Federal is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Except for loans secured by commercial real estate, Western Federal does not offer other secured or unsecured commercial loans. In addition, at June 30, 1996, Western Federal had no outstanding letters of credit.

Consumer Lending

         Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition - Interest Rate Risk Management" in the Annual Report.

         The Bank currently originates substantially all of its consumer loans in its market areas. At June 30, 1996, the Bank's consumer loans totaled $44.0 million, or 11.7%, of the Bank's loan portfolio.

         Western Federal offers a variety of consumer loans for various purposes with terms up to fifteen years on real estate secured. The majority of lending is for home improvement, personal vehicles, equity loans and other personal purposes.

         In addition, Western Federal offers an in-house VISA credit card program with the credit card receivables owned by Western Federal. The VISA credit card is provided as an additional service to Western Federal customers. At June 30, 1996, Western Federal had $992,000 of credit card receivables outstanding. In addition, on such date, Western Federal had $2.5 million in unused lines of credit available to cardholders under this program.

         During fiscal 1995, Western Federal began offering an open-end equity line of credit secured by real estate with an interest rate indexed to the prime rate of interest. At June 30, 1996 the Bank had $2.1 million outstanding under this program with an additional $980,000 in unused lines of credit available to borrowers under this program.

         Early in 1996, Western Federal engaged the services of a manager/consultant to initiate a Dealer Finance Program to conduct indirect lending activities for automobiles, trucks, and recreational vehicles and boats. The manager/consultant hired and trained personnel in order to start operations by May 1, 1996. As of June 30, 1996, receivables for Dealer Finance totaled $2.8 million. Western Federal, consistent with its consumer loan policies, considers Dealer Finance an additional opportunity to expand the installment portfolio offering better yields. New accounts are cross-sold to extend relationships and expand customer base.

         Consumer loan terms vary according to the type of collateral, term of the loan, and credit-worthiness of the borrower. Unsecured loans are offered to borrowers for a variety of purposes and personal needs. These are generally fully amortizing with loan terms of 48 months or less. Unsecured lines of credit offered through the Bank's Visa credit card program are generally limited to $10,000 maximum. Underwriting for all unsecured lending is substantially the same.

         The Bank's secured lending for vehicles, household goods, mobile homes, and real estate secured utilizes established loan-to-value ratios and restricted terms to match the age and condition of the security. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the credit-worthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at June 30, 1996, $406,000, or approximately 0.92% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Construction Lending

         Historically, construction lending for one- to four-family residences has always been an important part of Western Federal's commitment to the communities it serves. Loans to individuals are either 12-month fixed-rate loans or long-term variable rate construction/permanent loans which provide for a six-month construction period before converting to a fully amortizing 29 1/2-year or less adjustable-rate loan. Occasionally, Western Federal originates construction loans to builders for the speculative construction of one- to four-family homes. Such loans are generally 12-month, fixed-rate loans and are generally limited to one to five properties per builder. The Bank occasionally makes acquisition and development loans to credit worthy borrowers for residential projects within the Bank's market area. At June 30, 1996, approximately $13.0 million, or 3.4% of the Bank's loan portfolio, consisted of construction loans.

         Most of the Bank's construction loans have been originated with fixed-rates of interest. Construction loans are generally made in amounts of up to a maximum loan-to-value ratio of 90%. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property. Western Federal obtains personal guarantees for substantially all of its construction loans. The Bank generally requires that both borrowers and guarantors provide personal financial statements. Virtually all of Western Federal's construction loans have been located in its primary market areas.

         The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank periodically reviews the progress of the underlying construction project.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment. Because defaults in repayment may not occur during the construction period it may be difficult to identify problem loans at an early stage.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         In addition to originating and purchasing loans for its own loan portfolio, Western Federal from time to time participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC and various institutional purchasers. Western Federal generally receives in return FHLMC participation certificates or cash for non-recourse sales to the FHLMC. During fiscal 1996, Western Federal sold or securitized $12.2 million of loans, with servicing retained, to the FHLMC and other institutional investors (exclusive of sales pursuant to loan correspondent agreements discussed below).

         Western Federal currently has loan correspondent agreements with mortgage banking firms under which Western Federal agrees to originate and sell primarily conventional, FHA and VA loans to such firms. Under these programs, Western Federal processes loan applications and originates loans in accordance with the buyers' underwriting policies. The loans, together with all servicing rights, are then sold to such firms and Western Federal retains any loan origination fees and negotiates the retention of discount points. Under these programs, the borrower locks in an interest rate, and Western Federal concurrently obtains a purchase commitment from the correspondent that does not require delivery unless the loan is closed. Western Federal's risk is generally limited to its failure to comply with the agreement with the correspondent institution or loan underwriting and documentation requirements of such institution, which could result in rejection of the loan by the purchaser after closing. However, under some of the correspondent agreements, Western Federal can be required to repurchase any loan which becomes 60 days or more delinquent within four months of the sale. During fiscal 1996, Western Federal sold $24.6 million of loans pursuant to correspondent agreements. While no prediction can be made as to loan repurchases which may be required pursuant to correspondent agreements in the future, as of June 30, 1996, Western Federal had never had to repurchase a delinquent loan from a loan correspondent.

         Western Federal also participates in loan programs financed by the Montana Board of Housing ("MBOH"). Under these programs, Western Federal originates loans according to standards, underwriting, and qualifications prescribed by the MBOH which are then purchased by the MBOH with funds generated by tax-exempt revenue bonds. Loans are generally priced at a discount to market interest rates for the benefit of low- to moderate-income borrowers. Western Federal retains servicing rights on all loans sold to the MBOH.

         Typically, when loans or participations are sold (other than in respect of the agreements with correspondent institutions described above), Western Federal retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans, participation interests and mortgage-backed securities generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. Western Federal was servicing mortgage loans for others in the amount of $183.3 million at June 30, 1996.

         The contractual right to service mortgage loans that have been originated and sold has an economic value that is not recognized in the Bank's financial statements. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the Bank to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity, and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

         The marketability of loans, loan participations and mortgage-backed securities depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand, and other factors. Western Federal's sales of loans or participation are generally "without recourse" (i.e., without remedy against the seller by the purchaser if the borrower defaulted on payment under the loan) against Western Federal in the event of default, except in the case of the loan agreements with correspondence institutions discussed above. Western Federal does have contingent liability on sold loans under warranty of conforming origination to FHLMC.

         Gains or losses on the sale of mortgage loans and loan participations are recognized and a premium or discount is recorded at the time of sale in an amount reflecting the difference between the contractual interest rate of the loans sold and the current market rate of interest. Any deferred premium or discount is amortized using an interest method.

         The following table sets forth the loan origination and mortgage-backed security origination, purchase, and sale activity for the periods indicated.


                                                                                 Year Ended June 30,
                                                                        -----------------------------------
                                                                          1996         1995         1994
                                                                        ---------    ---------    ---------
                                                                                  (In Thousands)
Beginning of Period:
  Loans, net ........................................................   $ 313,121    $ 274,840    $ 233,148
  Mortgage-backed securities, net ...................................     143,825      145,025       87,534
                                                                        ---------    ---------    ---------
    Total loans and mortgage-backed securities receivable, net, at
    beginning of period .............................................   $ 456,946    $ 419,865    $ 320,682
                                                                        ---------    ---------    ---------

Originations:
 Real Estate:
  One- to four-family ...............................................   $ 111,355    $  93,604    $ 190,258
  Multi-family ......................................................       1,215         --           --
  Commercial ........................................................       3,318         --           --
  Construction ......................................................      17,775        7,973       10,375
                                                                        ---------    ---------    ---------
   Total real estate loan originations ..............................     133,663      101,577      200,633
 Consumer loans .....................................................      31,884       28,178       13,785
                                                                        ---------    ---------    ---------
   Total loan originations ..........................................     165,547      129,755      214,418
                                                                        ---------    ---------    ---------

Purchases and Conversions:
 Real estate loans ..................................................       7,022        2,127           77
 Mortgage-backed securities .........................................      21,881       21,705       92,966
 Mortgage loans converted to mortgage-backed securities .............        --          3,885       58,023
                                                                        ---------    ---------    ---------
   Total real estate loans and mortgage-backed securities purchased
   and converted ....................................................      28,903       27,717      151,066
                                                                        ---------    ---------    ---------
   Total real estate loans and mortgage-backed securities originated,
   purchased and converted ..........................................     194,450      157,472      365,484
                                                                        ---------    ---------    ---------

Principal Repayments and Sales:
Principal Repayments:
  Loans .............................................................      87,041       54,862       72,938
  Mortgage-backed securities ........................................      29,631       17,257       30,925
Sales:
  Real estate loans .................................................      31,186       33,463       43,721
  Mortgage-backed securities ........................................      30,723       10,031       63,057
Real estate loans converted to mortgage-backed securities ...........        --          3,885       58,023
                                                                        ---------    ---------    ---------
     Total principal repayments, sales and conversions ..............     178,581      119,498      268,664
                                                                        ---------    ---------    ---------
Net loan and mortgage-backed securities activity ....................      15,869       37,974       96,820
                                                                        ---------    ---------    ---------
Changes in allowance for losses, undisbursed loan funds, and unearned fees and discounts:
  Real estate loans .................................................         730       (1,391)       1,879
  Mortgage-backed securities ........................................         498         (279)         484
Change in unrealized loss on securities available for sale ..........        (903)         777         --
                                                                        ---------    ---------    ---------
End of Period:
  Loans, net ........................................................     368,193      313,121      274,840
  Mortgage-backed securities ........................................     104,947      143,825      145,025
                                                                        ---------    ---------    ---------
     Total loans and mortgage-backed securities receivable, net,
     at end of period ...............................................   $ 473,140    $ 456,946    $ 419,865
                                                                        =========    =========    =========

Non-Accruing Loans and Delinquencies

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of real estate loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the thirtieth day, a second notice is mailed and, if appropriate, the borrower is contacted by telephone. Additional written and verbal contacts are made with the borrower between 60 and 90 days after the due date.

         In the event a real estate loan payment is past due for 90 days or more, the Bank performs an in-depth review of the loan's status, the condition of the property and circumstances of the borrower. Based upon the results of the review, the Bank may negotiate and accept a repayment program with the Borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is made by the Credit Supervisor with the consent of the Loan Servicing Manager and at least one Loan Policy Committee member and is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the delinquencies.

         Consumer loans are charged off if they remain delinquent for 120 days. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Montana consumer protection laws.

         Delinquencies on commercial properties are vigorously pursued at the 30-day stage and a forbearance agreement or resolution must be negotiated to prevent further legal action.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1996.

                                             Loans Delinquent For:
                  --------------------------------------------------------------------------
                         30-59 Days               60-89 Days            90 Days and Over      Total Delinquent Loans
                  ------------------------ ------------------------ ------------------------  -----------------------
                                  Percent                   Percent                  Percent                  Percent
                                  of Loan                   of Loan                  of Loan                  of Loan
                  Number  Amount Category  Number  Amount  Category  Number  Amount Category  Number  Amount Category
                  ------  ------ --------  ------  ------  --------  ------  ------ --------  ------  ------ --------
                                                         (Dollars in Thousands)
Real Estate:
 One- to four-
   family........    26 $   866    0.31%       7    $414     0.15%     11    $309      0.11%    44    $1,589     0.57%
 Multi-family....     1     238    1.19      ---     ---      ---     ---      ---     ---       1       238     1.19
 Commercial......   ---     ---    ---       ---     ---      ---     ---      ---     ---     ---       ---      ---
 Construction....     2     240    1.85      ---     ---      ---     ---      ---     ---       2       240     1.85
Consumer.........    48     571    1.30       52     358     0.82      47      406     0.92    147     1,335     3.04
                    ---  ------              ---    ----              ---     ----            ----    ------
    Total........    77  $1,915               59    $772               58     $715             194    $3,402
                    ===  ======              ===    ====              ===     ====            ====    ======

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1995.

                                             Loans Delinquent For:
                  --------------------------------------------------------------------------
                         30-59 Days               60-89 Days            90 Days and Over      Total Delinquent Loans
                  ------------------------ ------------------------ ------------------------  -----------------------
                                  Percent                   Percent                  Percent                  Percent
                                  of Loan                   of Loan                  of Loan                  of Loan
                  Number  Amount Category  Number  Amount  Category  Number  Amount Category  Number  Amount Category
                  ------  ------ --------  ------  ------  --------  ------  ------ --------  ------  ------ --------
                                                         (Dollars in Thousands)
Real Estate:
 One- to four-
   family........    14   $ 290    0.12%       6   $ 289     0.12%     10    $ 254     0.10%    30    $  833     0.34%
 Multi-family....   ---     ---     ---      ---     ---     ---      ---      ---      ---    ---       ---      ---
 Commercial......   ---     ---     ---      ---     ---     ---        1      166     1.34      1       166     1.32
 Construction....   ---     ---     ---      ---     ---     ---      ---      ---      ---    ---       ---      ---
Consumer.........    13      89    0.28       17      50     0.16       9      153     0.48     39       292     0.92
                   ----   -----              ---   -----             ----    -----            ----    ------
    Total........    27   $ 379               23   $ 339               20    $ 573              70    $1,291
                   ====   =====              ===   =====             ====    =====            ====    ======

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified

Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. Western Federal internally classifies its assets on a regular basis. On the basis of management's review of its assets, at June 30, 1996, on a net basis, the Bank had classified $548,000 as Substandard, zero as Doubtful and $58,000 as Loss.

         The following table sets forth as of June 30, 1996 the Bank's classified assets by type. No multi-family real estate loans or construction loans were classified at June 30, 1996.


                                          One- to
                                        Four-Family         Commercial
                                        Real Estate         Real Estate          Consumer             Total
                                        -----------         -----------          --------             -----
                                                                    (In Thousands)

Substandard.........................        $272                $149                $127               $548
Doubtful............................         ---                 ---                 ---                ---
Loss................................         ---                  50                   8                 58
                                            ----                ----                ----               ----
     Total..........................        $272                $199                $135               $606
                                            ====                ====                ====               ====

         Non-Performing Assets. Loans are reviewed periodically and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue.

         An allowance is established for uncollectible interest on loans that are contractually 90 days or more past due. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until the loans are brought less than 90 days past due with respect to both principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

         Real estate acquired by Western Federal as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure. Any write-down resulting therefrom is charged to the allowance for loan losses. Upon disposition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value.

         The Bank considers loans as in-substance foreclosed if the borrower has little or no equity in the property based upon its current fair value, if repayment can be expected only to come from operation or sale of the collateral and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrowers, it is doubtful the borrower will be able to repay in the foreseeable future.

         The following table sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. For all periods presented, the Bank did not have any troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates). Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.


                                                                                At June 30,
                                                         ----------------------------------------------------------
                                                           1996        1995        1994         1993         1992
                                                         ----------------------------------------------------------
                                                                        (Dollars in Thousands)
Non-accruing loans:
 Real Estate:
   One- to four-family...........................         $  21       $  ---       $  119       $  253       $  170
   Multi-family..................................           ---          ---          ---          ---          ---
   Commercial....................................           ---          166          207           43           66
   Construction..................................           ---          ---          ---          ---          ---
 Consumer........................................           383          153            9          109          ---
                                                           ----       ------       ------       ------       ------
  Total..........................................           404          319          335          405          236
                                                           ----       ------       ------       ------       ------

Accruing loans delinquent 90 days or more:
 Real Estate
   One- to four-family...........................           288          253          425          367          701
   Multi-family..................................           ---          ---          ---          ---          ---
Commercial.......................................           ---          ---          ---          ---          ---
   Construction..................................           ---          ---          ---          ---          ---
 Consumer........................................            23            1            5           11           56
                                                          -----       ------       ------       ------       ------
     Total.......................................           311          254          430          378          757
                                                          -----       ------       ------       ------       ------

Foreclosed assets:
 Real Estate:
   One- to four-family...........................           ---          ---           85           64        1,243
Multi-family.....................................           ---          ---          ---          ---           56
   Commercial....................................           ---          ---          ---          ---        1,973
   Construction..................................           ---          ---          ---          ---          ---
                                                         ------       ------       ------       ------       ------
     Total.......................................           ---          ---           85           64        3,272
                                                         ------       ------       ------       ------       ------

Total non-performing assets......................          $715       $  573       $  850       $  847       $4,265
                                                           ====       ======       ======       ======       ======
Total as a percentage of total assets............          0.13%        0.10%        0.16%        0.21%        1.10%
                                                           ====         ====         ====         ====         ====
Total allowance for loan losses to non-performing
  loans (exclusive of foreclosed)................        280.42%      350.35%      265.36%      262.84%      211.08%
                                                         ======       ======       ======       ======       ======
Total allowance for loan losses to total
non-performing assets............................        280.42%      350.35%      238.82%      242.98%       49.14%
                                                         ======       ======       ======       ======        =====


         For the year ended June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $22,000.

         At June 30, 1996, Western Federal's non-accruing loans were comprised of two one- to four-family loans totalling $21,000 and thirty-seven consumer loans totaling $383,000. The $383,000 of non-accruing consumer loans includes $270,000 of loans 100% secured by savings accounts. Accruing loans delinquent 90 days or more at June 30, 1996, included ten loans totalling $288,000 secured by one- to four-family real estate and eight consumer loans totalling $23,000. These loans continue to accrue interest due to management's belief that the borrowers will repay these loans.

         There were no foreclosed assets at June 30, 1996.

         Other Loans of Concern. In addition to the classified assets and non-performing loans and foreclosed assets set forth in the preceding tables, as of June 30, 1996, there was also an aggregate of $358,000 in net book value of loans identified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The principal component of other loans of concern is one multi-family FDIC participation loan.

         Management has considered the Bank's non-performing assets and other loans "of concern" assets in establishing its allowance for loan losses.

         As of June 30, 1996, there were no other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Loan Loss Reserve Analysis. The allowance for estimated loan losses is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. The Bank also requires additional reserves for all delinquent loans and other loans of concern.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                                 Year Ended June 30,
                                                              ------------------------------------------------------
                                                                1996        1995        1994        1993       1992
                                                              --------    --------    --------    --------   -------
                                                                                (Dollars in Thousands)

Balance at beginning of period............................     $2,011      $2,030      $2,058      $2,096     $2,172

Charge-Offs:
  Real Estate:
    One- to four-family...................................        ---           2          15           6         14
    Multi-family..........................................        ---         ---         ---         ---        ---
    Non-residential.......................................        ---         ---         ---         ---         40
  Consumer................................................         11          26          22          48         90
                                                                -----      ------      ------      ------     ------
          Total charge-offs...............................         11          28          37          54        144
                                                                -----      ------      ------      ------     ------
Recoveries:
  Real Estate:
    One- to four-family...................................        ---         ---         ---         ---        ---
  Consumer................................................          5           9           9          16         15
                                                               ------      ------      ------      ------     ------
          Total recoveries................................          5           9           9          16         15
                                                               ------      ------      ------      ------     ------
Net charge-offs...........................................        (6)        (19)        (28)        (38)      (129)
Additions charged to operations...........................        ---         ---         ---         ---         53
                                                               ------      ------      ------      ------     ------
Balance at end of period..................................     $2,005      $2,011      $2,030      $2,058     $2,096
                                                               ======      ======      ======      ======     ======

Ratio of net charge-offs during the period to average loans
outstanding during the period.............................        ---%       0.01%       0.01%       0.02%      0.05%
                                                                  ===        ====        ====        ====       ====

Ratio of net charge-offs during the period to average non-
performing assets during the period ......................       1.39%       2.91%       3.27%       4.73%      3.02%
                                                                 ====        ====        ====        ====       ====

         The following table sets forth the distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                  At June 30,
                                      ----------------------------------------------------------------------
                                             1996                   1995                    1994
                                      ------------------      -------------------     --------------------
                                                 Percent                  Percent                  Percent
                                                of Loans                 of Loans                 of Loans
                                                 in Each                  in Each                  in Each
                                                Category                 Category                 Category
                                                to Total                 to Total                 to Total
                                      Amount      Loans       Amount       Loans       Amount       Loans
                                      ------    --------      ------     --------      ------     --------
                                                             (Dollars in Thousands)

Real Estate:
 One- to four- family..........    $   539       74.69%      $  175       76.94%      $  175       81.85%
 Multi-family..................        136        5.30           12        5.91           10        5.12
 Commercial....................        152        4.87           75        3.86           65        4.01
 Construction..................        164        3.45            5        3.34          ---        2.79
Consumer.......................        126       11.69          132        9.95          150        6.23
Unallocated....................        888         ---        1,612         ---        1,630         ---
                                    ------      ------       ------      ------       ------     -------
      Total....................     $2,005      100.00%      $2,011      100.00%      $2,030      100.00%
                                    ======      ======       ======      ======       ======      ======






                                                      At June 30,
                                   ------------------------------------------------
                                           1993                     1992
                                     --------------------     ---------------------
                                                  Percent                  Percent
                                                 of Loans                 of Loans
                                                  in Each                  in Each
                                                 Category                 Category
                                                 to Total                 to Total
                                     Amount        Loans      Amount        Loans
                                     ------      --------     ------      ---------
                                               (Dollars in Thousands)

Real Estate:
 One- to four- family..........     $  175       79.75%      $  177         79.79%
 Multi-family..................         10        4.88           14          5.34
 Commercial....................         75        5.46           85          6.83
 Construction..................        ---        3.62          ---          1.84
Consumer.......................        163        6.29          195          6.20
Unallocated....................      1,635         ---        1,625           ---
                                    ------      ------       ------        ------
      Total....................     $2,058      100.00%      $2,096        100.00%
                                    ======      ======       ======        ======



Investment Activities

         Securities. As part of its asset/liability management strategy, the Company and the Bank invest in U.S. government and agency securities, high quality short- and medium-term securities, primarily investment grade corporate obligations and mutual funds and interest-bearing deposits. Neither the Company nor the Bank has made any investments in municipal securities although it is authorized by its general investment policy to purchase investment grade municipal securities and, depending on market conditions, may purchase such securities in the future. At June 30, 1996, the Company and the Bank did not own any securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government or federal agency obligations.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
- -Liquidity and Capital Resources" in the Annual Report. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.3% as compared to the OTS requirement of 5%.

         The Bank will, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest trends. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. At June 30, 1996 the Bank had three structured notes totalling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at June 30, 1996 was $4.6 million and mature in 1998.

         On July 1, 1995, the Company and the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities not categorized as either held to maturity or trading account securities are classified as securities available for sale. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following tables set forth the composition of the securities portfolio at the dates indicated.


                                                                               At June 30,
                                                        ---------------------------------------------------------
                                                              1996                 1995               1994
                                                        ----------------    -----------------  ------------------
                                                         Book      % of       Book      % of     Book      % of
                                                         Value     Total      Value     Total    Value     Total
                                                        -------   ------    -------   -------  --------    ------
                                                                          (Dollars in Thousands)
Investments held-to-maturity:
 Federal agency obligations..........................   $ 4,010     8.91%   $ 6,518    10.45%   $ 3,076      5.85%
 Corporate obligations...............................     5,333    11.86      6,272    10.06     43,675     83.08
 Other investments...................................         4     0.01          4     0.01          4      0.01
                                                        -------   ------    -------   ------    -------    ------
  Total investment securities held-to-maturity ......     9,347    20.78     12,794    20.52     46,755     88.94
                                                        -------   ------    -------   -------  --------    ------
Investments available-for-sale:
Federal agency obligations...........................    32,630    72.54     47,557    76.25      5,814     11.06%
Corporate obligations................................     2,980     6.62      2,020     3.23        ---       ---
 Other...............................................        27     0.06        ---      ---        ---       ---
                                                        -------   ------    -------   ------    -------    ------
  Total investments available for sale...............    35,637    79.22     49,577    79.48      5,814     11.06
                                                        -------   ------    -------   ------    -------    ------
Total investment securities..........................   $44,984   100.00%   $62,371   100.00%   $52,569    100.00%
                                                        =======   ======    =======   ======    =======    ======

Average remaining life or term to repricing of
securities                                               27 mos.            42 mos.             39 mos.


         For information regarding the estimated market value of the securities at June 30, 1996, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the composition and maturities of the securities portfolio as of June 30, 1996.


                                                                                     At June 30, 1996
                                                      --------------------------------------------------------------------------
                                                       Less Than     1 to 5      5 to 10     Over 10
                                                        1 Year        Years       Years       Years         Total Securities
                                                       ---------     ------      -------     -------   -------------------------
                                                      Book Value   Book Value  Book Value  Book Value  Book Value   Market Value
                                                      ----------   ----------  ----------  ----------  ----------   ------------
                                                                               (Dollars in Thousands)

Investments held-to-maturity:
 U.S. government securities.......................      $    ---     $    ---     $   ---    $    ---   $     ---     $     ---
 Federal agency obligations.......................         2,011        1,999         ---         ---       4,010         4,005
 Corporate obligations............................         5,333          ---         ---         ---       5,333         5,355
 Other investments................................             4          ---         ---         ---           4            39
                                                        --------     --------     -------    --------    --------       -------
  Total investment securities held-to-maturity ...         7,348        1,999         ---         ---       9,347         9,399
                                                        --------     --------     -------    --------      ------        ------

Investments available-for-sale:
 U.S. Government securities.......................           ---          ---         ---         ---         ---           ---
 Federal agency obligations.......................        16,333       11,625         ---       4,672      32,630        32,630
 Corporate obligations............................         1,003        1,977         ---         ---       2,980         2,980
 Other investments................................            27          ---         ---         ---          27            27
                                                        --------     --------     -------    --------    --------      --------
  Total investments available for sale............        17,363       13,602         ---       4,672      35,637        35,637
                                                          ------       ------     -------      ------      ------        ------

Total securities..................................        24,711       15,601         ---       4,672      44,984        45,036
                                                         =======      =======     =======      ======      ======       =======

Average weighted yield............................          6.05%        5.91%        ---%       8.73%       6.25%
                                                            ====         ====         ===        ====        ====


         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable interest rates or short or intermediate effective terms to maturity. In addition, the Bank has purchased investment grade, fixed-rate and variable-rate Collateralized Mortgage Obligations ("CMOs") having estimated average lives from one to twenty years. CMOs are securities derived by reallocating cash flows from mortgage-backed securities or from pools of mortgage loans held by a trust. The CMOs acquired by the Bank are not interest-only or principal-only or residual interests except for one interest-only CMO totalling $42,000 acquired in connection with Western Federal's merger with First Federal Savings and Loan Association of Billings. At June 30, 1996, the book value of the CMOs was $9.1 million. The book value of all the Bank's mortgage-backed securities at June 30, 1996 was $104.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report. At June 30, 1996, the Bank did not own mortgage-backed securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government agency obligations.

         The Bank's mortgage-backed securities are classified as either held-to-maturity or available-for-sale. Those mortgaged-backed securities classified as held-to-maturity are carried at amortized cost in the Bank's financial statements. While those mortage-backed securities classified as available-for-sale are carried at face value.

         All of the Bank's mortgage-backed securities are backed by federal agencies or have received the highest rating by a nationally recognized rating agency as of June 30, 1996.

         On July 1, 1995, the Company and Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, mortgage-backed securities not categorized as either held to maturity or trading account securities are classified as securities available for sale. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth the book value of the mortgage-backed securities portfolio, net, in dollar amounts as of the dates indicated.


                                                                                           At June 30,
                                                                            ----------------------------------------

                                                                               1996            1995           1994
                                                                            ----------       --------       --------
                                                                                              (In Thousands)
Issuers:
 Federal Home Loan Mortgage Corporation................................        $77,105       $106,747       $123,553
 Federal National Mortgage Association.................................         16,674         17,880         14,186
 Government National Mortgage Association..............................          2,067          2,873          7,134
 Collateralized Mortgage Obligations - federal agency..................          9,101         16,217            ---
 Collateralized Mortgage Obligations - private issuer..................            ---            108            152
                                                                              --------       --------       --------
     Total.............................................................       $104,947       $143,825       $145,025
                                                                              ========       ========       ========


         The following table sets forth the contractual maturities, without giving effect to repricing, of the mortgage-backed securities portfolio, net, at June 30, 1996.


                                                                                                   Market     June 30,
                                               1 - 3     3 - 5   5 - 10      10 - 15    Over 15      Value       1996
                                               Years     Years    Years       Years      Years    Adjustment     Total
                                               -----     -----   ------      -------    -------   ----------   --------
                                                                         (In Thousands)
Held-to-Maturity:
 Federal Home Loan Mortgage Corporation.....  $   ---   $   ---    $ 672    $ 48,853   $     ---         ---     $ 49,525
 Federal National Mortgage Corporation......      ---       ---      ---         ---         ---         ---          ---
 Government National Mortgage Association...      ---       ---      ---         ---       1,412         ---        1,412
                                               ------   -------    -----    --------   ---------      ------     --------
 Collateralized Mortgage Obligations -
 Federal Agency.............................      ---       ---      ---       5,923       3,178         ---        9,101
                                               ------   -------    -----    --------   ---------      ------     --------
                                                  ---       ---      672      54,776       4,590         ---       60,038
                                               ------   -------    -----    --------   ---------      ------     --------

Available for sale:
 Federal Home Loan Mortgage Corporation.....      ---       ---      ---         ---      27,693       (113)       27,580
 Federal National Mortgage Corporation......      ---       ---      ---         ---      16,683         (9)       16,674
 Government National Mortgage Association...      ---       ---      ---         ---         659         (4)          655
                                               ------   -------    -----    --------   ---------      ------     --------
                                                  ---       ---      ---         ---      45,035       (126)       44,909
                                               ------   -------    -----    --------   ---------      ------     --------
          Total.............................      ---       ---    $ 672    $ 54,776   $  49,625     $ (126)     $104,947
                                               ======    ======    =====    ========   =========     ======      ========


         The following schedule sets forth the contractual maturity and repricing of the Bank's mortgage-backed securities portfolio, net, at June 30, 1996. Those which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing.


                                                After 1    After 2    After 3     After 5   After 10              Market
                                     1 Year     Through    Through    Through     Through    Through   Over 15     Value
                                     or Less    2 Years    3 Years    5 Years    10 Years   15 Years    Years   Adjustment    Total
                                     -------    -------    -------    -------    --------   --------   -------  ----------    -----
                                                                             (In Thousands)
Mortgage-Backed Securities
Held-to-Maturity.................    $   ---   $    ---   $    ---   $   ---     $    672   $48,853    $1,412     $  ---    $50,937

Mortgage-Backed Securities
 Available-for-Sale..............     45,035        ---        ---       ---          ---       ---       ---       (126)    44,909

Collateralized Mortgage
 Obligations.....................      9,101        ---        ---       ---          ---       ---       ---         ---     9,101
                                     -------   --------   --------   -------     --------   -------    ------      ------  --------

     Total.......................    $54,136   $    ---   $    ---   $   ---     $    672   $48,853    $1,412      $(126)  $104,947
                                     =======   ========   ========   =======     ========   =======    ======      =====   ========

         Cash Surrender Value of Life Insurance Policies. Western Federal currently maintains Key Person Insurance coverage on certain of its executive officers. The purpose of this insurance purchase was twofold: (1) Key Person Insurance coverage for the Bank on those job positions and (2) funding of death and salary continuation plan benefits for those employees. Allocating funds to prepay premiums was considered appropriate since the interest income was tax-exempt and indexed to the higher of the 13-week Treasury Bill or 20-year Treasury Bond rates. Such policies were originally purchased in 1986, at which time, coverage under such policies included 22 persons.

         During 1992, due to changes in the tax laws, Western Federal reviewed its Key Person Insurance Coverage and determined that all but five positions should be eliminated from the Key Person Coverage. The amount of prepaid insurance premiums and accumulated interest has diminished as a result of those changes since reaching its peak of $5.2 million on February 29, 1992, to $3.2 million on June 30, 1996.

Sources of Funds

         General. Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Other potential sources of funds available to the Bank include borrowings from the Federal Home Loan Bank ("FHLB") of Seattle and other borrowings.

         Deposits. The Bank attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Bank offers regular passbook accounts, NOW accounts, money market accounts and fixed interest rate certificates of deposits with varying maturities and individual retirement accounts. In late fiscal 1995, the Bank introduced four new NOW account products which contributed to the growth in NOW accounts in fiscal 1996. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. Western Federal has not actively sought deposits outside of its primary market area. Western Federal does not have any brokered deposits at this time but may consider the use of such funds in the future to fund loan growth. The Bank also accepts deposits of $100,000 or more from municipalities within its market area.

         The flow of deposits is influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond to changes in consumer demand. However, the Bank has become more susceptible to short term fluctuations in deposit flows, as customers have become more interest rate conscious. In setting rates, Western Federal regularly evaluates (i) its internal cost of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities, (iv) its liquidity position and (v) its asset/liability position. In order to decrease the volatility of its deposits, Western Federal imposes penalties on early withdrawal on its certificates of deposit.

         Based on its experience, the Bank believes that the majority of its passbook, NOW and money market accounts are relatively stable sources of deposits. The Bank believes that a portion of passbook and money market accounts represent certain depositors' preference for short-term investments in declining interest rate environment while certificates of deposit are preferred by those depositors in a rising interest rate environment. During a general decline in interest rates in fiscal 1994, passbook and money market accounts increased $6.1 million to $108.6 million at June 30, 1994, while certificates of deposit declined $11.9 million to $193.8 million at June 30, 1994. During a general increase in interest rates after fiscal 1994, passbook and money market accounts declined $19.7 million to $88.9 million at June 30, 1996 while certificates of deposit increased $17.7 million to $211.5 million at June 30, 1996. The Bank's ability to attract and maintain certificates of deposit, and the rates paid thereon, has been and will continue to be significantly affected by market rates.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                           Year Ended June 30,
                                                 --------------------------------------------
                                                   1996              1995              1994
                                                 --------          --------          --------
                                                                (In Thousands)

Opening balance................................   $344,155          $349,121          $351,447
Deposits.......................................    805,427           788,328           813,802
Withdrawals....................................   (815,161)         (807,009)         (829,790)
                                                  --------          --------          --------
Balance before interest credited...............    334,421           330,440           335,459
Interest credited..............................     15,791            13,715            13,662
                                                  --------          --------          --------
Ending balance.................................   $350,212          $344,155          $349,121
                                                  ========          ========          ========

Net increase (decrease)........................   $  6,057          $ (4,966)         $ (2,326)
                                                  ========          ========          ========

Percent increase (decrease)....................      1.76%             (1.42)%           (0.66)%
                                                     ====               ====              ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.


                                                                             Year Ended June 30,
                                                  -----------------------------------------------------------------------
                                                          1996                     1995                     1994
                                                  ---------------------     ---------------------     -------------------
                                                                Percent                 Percent                   Percent
                                                   Amount      of Total     Amount     of Total       Amount     of Total
                                                  --------     --------     ------     ----------     ------     --------
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook accounts (2.75 - 3.00%)..............    $ 64,889       18.53%   $ 65,607         19.04%   $ 77,509       22.20%
NOW accounts (1.70 - 2.25%)...................      49,848       14.23      45,926         13.45      46,746       13.40
Money market accounts (2.96 - 4.17%)..........      24,018        6.86      25,923          7.52      31,067        8.90
                                                  --------     -------    --------        ------    --------      ------
Total non-certificates........................     138,755       39.62     137,456         40.01     155,322       44.50
                                                  --------     -------    --------        ------    --------      ------
Certificates:

 0.00 -  3.99%................................   $   1,731        0.49%   $  7,043          2.04%   $ 95,142       27.25%
 4.00 -  5.99%................................     159,275       45.48     131,238         38.09      82,832       23.73
 6.00 -  7.99%................................      50,447       14.41      68,381         19.85      14,843        4.25
 8.00 -  9.99%................................           4        -.--          15           ---         955        0.26
10.00% - 11.99%...............................         ---        -.--          22          0.01          27        0.01
12.00% and over...............................         ---        -.--         ---           ---         ---         ---
                                                  --------     -------    --------        ------    --------      ------
Total certificates............................     211,457       60.38     206,699         59.99     193,799       55.50
                                                  --------     -------    --------        ------    --------      ------
Total deposits................................    $350,212      100.00%   $344,155        100.00%   $349,121      100.00%
                                                  ========      ======    ========        ======    ========      ======



         The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of June 30, 1996.


                                     0.00-      4.00-       6.00-       8.00-      10.00% or                  Percent
                                     3.99%      5.99%       7.99%       9.99%       Greater       Total      of Total
                                    -------   --------     -------     -------     ---------     -------    ----------
                                                               (Dollars in Thousands)
Certificate accounts maturing in
quarter ending:

September 30, 1996............     $   519    $ 48,190    $  9,666       $  3          $---    $  58,378          27.62%
December 31, 1996.............       1,212      31,052       4,078        ---           ---       36,342          17.19
March 31, 1997................         ---      18,350       1,798          1           ---       20,149           9.53
June 30, 1997.................         ---      16,802       3,158        ---           ---       19,960           9.44
September 30, 1997............         ---      15,647       9,797        ---           ---       25,444          12.03
December 31, 1997.............         ---       4,856       3,451        ---           ---        8,307           3.93
March 31, 1998................         ---       4,766       1,186        ---           ---        5,952           2.81
June 30, 1998.................         ---       5,537       2,970        ---           ---        8,507           4.02
September 30, 1998............         ---       1,924       2,497        ---           ---        4,421           2.09
December 31, 1998.............         ---       3,567         390        ---           ---        3,957           1.87
March 31, 1999................         ---       3,055       3,764        ---           ---        6,819           3.22
June 30, 1999.................         ---       2,668       2,459        ---           ---        5,127           2.42
Thereafter....................         ---       2,861       5,233        ---           ---        8,094           3.83
                                    ------    --------     -------       ----          ----     --------         ------
   Total......................      $1,731    $159,275     $50,447        $ 4          $---     $211,457         100.00%
                                    ======    ========     =======       ====          ====     ========         ======

   Percent of total...........        0.82%      75.32%      23.86%       ---%          ---%      100.00%
                                      ====       =====       =====        ===           ===       ======

         The following table sets forth the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1996.


                                                                     Maturity
                                                     ------------------------------------------------
                                                                    Over         Over
                                                     3 Months      3 to 6       6 to 12       Over 12
                                                     or Less       Months        Months       Months        Total
                                                     --------     --------      --------      -------      -------
                                                                         (In Thousands)
Certificates of deposit less than $100,000....       $52,586       $34,577      $38,074       $73,348      $198,585
Certificates of deposit of $100,000 or more...         4,386         1,512        2,010         3,140        11,048
Public funds(1)...............................         1,406           253           25           140         1,824
                                                      ------      --------     --------       -------     ---------
Total certificates of deposit.................       $58,378       $36,342      $40,109       $76,628      $211,457
                                                     =======       =======      =======       =======      ========

- -----------------------
(1) Deposits from governmental and other public entities.

         For additional information regarding the composition of the Bank's deposits, see Note 9 of the Notes to the Consolidated Financial Statements in the Annual Report.

         Borrowings. Western Federal's other available sources of funds include advances from the FHLB of Seattle and other borrowings. As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances from the FHLB of Seattle. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Seattle may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The Bank borrows funds from the FHLB of Seattle under its various fixed rate, variable rate, and amortizing advance lending programs, with terms requiring monthly interest payments. Principal payments are due monthly under the amortizing advance program and upon maturity for all other advance programs. The Bank is generally required to pay a commitment fee upon application and is normally subject to a prepayment fee if the advance is prepaid by the Bank. See
Note 10 the Notes of Consolidated Financial Statements in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and CMO's for the periods indicated.


                                                                                     Year Ended June 30,
                                                                          -----------------------------------------
                                                                            1996             1995            1994
                                                                          --------         --------         ------
                                                                                        (In Thousands)
Maximum Balance:

  FHLB Advances...................................................        $145,388         $133,119        $ 82,777
  Collateralized Mortgage Obligations.............................           1,584            2,244           3,463

Average Balance:

  FHLB Advances...................................................         134,211          112,343          38,469
  Collateralized Mortgage Obligations.............................           1,380            1,877           2,911

         The following table sets forth certain information as to the Bank's FHLB advances and CMO's at the dates indicated.


                                                                                     Year Ended June 30,
                                                                          -----------------------------------------
                                                                            1996             1995            1994
                                                                          --------         --------         ------
                                                                                    (Dollars in Thousands)

FHLB Advances..........................................................      $124,663       $133,119      $ 82,777
Collateralized Mortgage Obligations....................................         1,175          1,585         2,310
                                                                             --------      ---------     ---------
  Total Borrowings.....................................................      $125,838       $134,704      $ 85,087
                                                                             ========       ========      ========
Weighted Average Interest Rate of FHLB Advances........................          6.26%          6.28%         5.39%
                                                                                 ====          =====         =====
Weighted Average Interest Rate of Collateralized Mortgage Obligations..         11.27%         11.22%        11.11%
                                                                                =====          =====         =====

Subsidiary Activities

         General. The Company has no direct subsidiaries other than the Bank. Western Federal has three wholly owned service corporation subsidiaries:
WesterFed Insurance Services, Inc. ("WesterFed Insurance"), WesterFed Service Corporation ("WesterFed Service"), Service Corp. of Montana, Inc. ("Service Corp."), and one special-purpose finance subsidiary, Monte Mac I, Inc. ("Monte Mac"). At June 30, 1996, Western Federal's investment in the three wholly owned service corporations totaled $2.5 million, or approximately 0.45% of unconsolidated assets, at such date.

         Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets for community purposes. In addition, federal associations may invest up to 50% of their total capital in conforming loans to their service corporations in which they own more than 10% of the capital stock. Federal associations are also permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         The following is a description of Western Federal's service corporations.

         WesterFed Insurance Services, Inc. WesterFed Insurance, which was incorporated in 1981, is an insurance agency currently engaged in the sale of tax deferred annuities and depositor group health insurance programs, although it may offer a wider range of insurance services in the future. This subsidiary was acquired by Western Federal in connection with its acquisition of Home Federal in 1983. Western Federal's investment in WesterFed Insurance was $159,000 at June 30, 1996. This subsidiary had an after-tax profit of $5,000 for the fiscal year ended June 30, 1996.

         WesterFed Service Corporation. WesterFed Service was formed in 1978 to engage in a leasing business under which Western Federal could utilize various investment tax credits then allowed for federal tax purposes. As a result of changes in federal tax law, however, such investment tax credits have been eliminated and

WesterFed Service is in the process of consolidating its leasing operations with Western Federal. Western Federal's investment in WesterFed Service totaled $224,000 at June 30, 1996.

         Service Corp. of Montana, Inc. Service Corp. was acquired December 1988, in connection with the acquisition of Great Falls Federal. This service corporation owns and operates a 30-unit apartment complex in Lewistown, Montana and a single family residence in Hamilton, Montana. Western Federal's investment in Service Corp. totaled $381,000 at June 30, 1996.

         Monte Mac I, Inc. Monte Mac was formed in 1985 for the purpose of participating in a collateralized mortgage obligation conduit program. Monte Mac had participated in three series of CMO issuances. The CMOs are collateralized by FHLMC participation certificates transferred by Western Federal to Monte Mac. The transferred FHLMC certificates had a book value of $2.3 million at June 30, 1996. Western Federal's investment in Monte Mac as of June 30, 1996, included approximately $1.1 million in FHLMC certificates in excess of collateralized mortgage obligations. The payments received on the FHLMC certificates are used to pay down the CMOs. If the CMOs are paid as originally projected, the remaining investment in Monte Mac is expected to be minimal.

Regulation

         General. The Bank is a federally chartered Bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all of its operations. The Bank is a member of the FHLB of Seattle and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were September 1995 and March 1990, respectively.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1996, was approximately $122,000. Savings associations (unlike the Bank) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay higher premiums.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings association may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1996, the Bank's lending limit under this restriction was $9.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as other federal banking agencies, adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, asset quality, earnings standards, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. The deposits of the Bank are presently insured by the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two insurance funds administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1996, the assessment schedule of Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% for the second half of 1996 and effective January 1, 1996 to 0.27% with an annual minimum assessment of $2,000, essentially eliminating deposit insurance premiums for many BIF-insured institutions whose rates were not adjusted. As a result of these adjustments, BIF insured institutions now generally pay lower premiums than SAIF insured institutions. The FDIC has noted that the SAIF is not expected to attain its designated reserve ratio until the year 2002. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attains its required reserve ratio. The effect of this disparity on the Bank and other SAIF members is uncertain at this time. In order to eliminate this disparity, a number of proposals to recapitalize the SAIF have been considered by the United States Congress in 1995 and 1996. One proposal provides for a one-time assessment to be imposed on all deposits assessed at SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF and eliminate the premium disparity. It also provides for the eventual merger of the BIF and the SAIF. The special assessment rate is anticipated to be approximately 0.70%. Based on the Bank's level of SAIF deposits at March 31, 1995, and assuming a special assessment of 0.70%, the Bank's assessment would be approximately $2.5 million on a pre-tax basis. If such special assessment had been recorded as of June 30, 1996, on a proforma basis, the tangible, core, and risk-based capital ratios of the Bank would have been 11.05%, 11.05%, and 20.86%, respectively. The final form of any such legislation has been the subject of continuing negotiation and cannot be assured. If the legislation is enacted, however, this special assessment would significantly increase non-interest expense and adversely affect the Bank's results of operations. Conversely, depending on the Bank's capital level and supervisory rating, and assuming, although there can be no assurance, that the insurance premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly to the minimum assessment for future periods.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1996, the Bank had no intangible assets other than $132,000 of unamortized purchased mortgage servicing rights, $13,000 of which was required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of generally accepted accounting principles ("GAAP"). For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1996, the Bank was required to deduct $538,000 of its investment in Service Corp. of Montana, Inc. under these rules.

         At June 30, 1996, the Bank had tangible capital of $62.0 million, or 11.3% of adjusted total assets, which is approximately $53.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1996, the Bank had no intangibles which were subject to these tests.

         At June 30, 1996, the Bank had core capital equal to $62.0 million, or 11.3% of adjusted total assets, which is $45.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1996, the Bank had no capital instruments that qualify as supplementary capital and $1.9 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $1,000, of such exclusions from capital and assets at June 30, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in this type of asset. For example, the OTS has assigned risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule provides for a two-quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based on June 30, 1996 OTS interest rate risk information, the Bank would be required to make a deduction from total capital in the amount of $2.3 million in calculating its risk-based capital requirement had such rule been in effect on June 30, 1996. Based on the Bank's excess risk-based capital of $39.9 million at June 30, 1996, notwithstanding this $2.3 million deduction from capital, the Bank would continue to exceed it's risk-based capital requirement.

         On June 30, 1996, the Bank had total risk-based capital of $63.9 million (including $62.0 million in core capital and $1.9 million in qualifying supplementary capital) and risk-weighted assets of $300.7 million (including $23,000 in converted off-balance sheet assets); or total risk-based capital of 21.2% of risk-weighted assets. This amount was $39.9 million above the current 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC including the appointment of a receiver or conservator.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. If the OTS or the FDIC require an association such as the Bank, to raise additional capital through the issuance of common stock or other capital instruments by the Company such issuance may result in the dilution in the percentage of ownership of existing Company stockholders since the Company's stockholders do not have preemptive rights.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out merger and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Western Federal may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association that is a subsidiary of a holding company may make a capital distribution with notice to the OTS provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 9.3% and a short-term liquid assets ratio of 5.9%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules. OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1996, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If an association has not yet requalified and or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all the restrictions on bank holding companies. See "- Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in October 1995 and received a rating of outstanding.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Company. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Western Federal or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition. If Western Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See " - Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See " - Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At June 30, 1996, the Bank had $7.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 9.93% and were 6.59% for calendar year 1995.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the fiscal year ended June 30, 1996, dividends paid by the FHLB of Seattle to the Bank totaled $521,000, which constitutes a $158,000 increase over the amount of dividends received in fiscal year 1995. There can be no assurance that such special dividends will continue in the future.

         Change in Control Regulations. Federal law provides that no company "directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions," may acquire "control" of a savings association at any time without the prior approval of the OTS. In addition, federal regulations require that, prior to obtaining control of a savings association, a person, other than a company, must give 60 days' prior notice to the OTS and have received no OTS objection to such acquisition of control. Any company that acquires such control becomes a "savings and loan holding company" subject to registration, examination and regulation as a savings and loan holding company. Under federal law (as well as the regulations referred to below) the term "savings association" includes state and federally chartered SAIF-insured institutions and federally chartered Banks whose accounts are insured by the FDIC's BIF and holding companies thereof.

         Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the savings association's directors, or a determination by the OTS that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings association's voting stock, if the acquiror also is subject to any one of eight "control factors," constitutes a rebuttable determination of control under the regulations.

Such control factors include the acquiror being one of the two largest stockholders. The determination of control may be rebutted by submission to the OTS, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to such determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of a savings association's stock must file with the OTS a certification that the holder is not in control of such institution, is not subject to a rebuttable determination of control and will take no action which would result in a determination or rebuttable determination of control without prior notice to or approval of the OTS, as applicable.

         Federal Taxation. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

         Recently enacted federal legislation repeals the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1996, the Bank's post-1987 reserves were approximately $1.2 million and the Bank has recorded a deferral tax liability at $415,000 to provide for the additional tax liability. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates that it will meet the residential loan requirement for the taxable year ending June 30, 1997.

         Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1996, the Bank's total bad debt reserve for tax purposes was approximately $10.3 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the united States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The Company, the Bank and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Company and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through June 30, 1989. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

         Montana Taxation. Under Montana taxation law, savings associations, such as the Bank, are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments at a rate of 6.75% for fiscal 1996. Under Montana law, a savings association is not allowed to make a deduction from gross income for a reserve for bad debts in the computations of the Montana corporate license tax or file a consolidated corporate license tax return with affiliated companies.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Impact of New Accounting Standards

         See Note 1, Summary of Signficiant Accounting Policies and Note 15, Recent Accounting Pronouncements Not Yet Adopted in Notes to Consolidated Financial Statements.

Competition

         Savings institutions generally face strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks, and mortgage bankers who also make loans secured by real estate located in the Bank's primary market areas. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff.

         The Bank estimates its market share of the savings deposits in the counties where it has branch offices to be as follows:



 County                 June 30, 1995 Deposit Share(1)          City
 ------                 ------------------------------          ----

 Missoula                           15.3%                      Missoula
 Yellowstone                         3.9                       Billings
 Lewis & Clark                       6.8                       Helena
 Cascade                             4.8                       Great Falls
 Gallatin                            3.1                       Bozeman
 Ravalli                             5.9                       Hamilton
 Pondera                             9.0                       Conrad
 Fergus                              8.5                       Lewistown
 Custer                              6.9                       Miles City
 Big Horn                            9.8                       Hardin


- -----------------
(1) Based on data supplied by Ferguson & Company Branch Source as of June 1995, Western Federal held approximately a 3.9% market share of deposits in Montana. Based on this market share, Western Federal ranked fourth out of 196 financial institutions located in Montana. See
         " - Market Areas" for information regarding the Bank's deposit share in each county in its market area.

         Western Federal's competition for residential real estate loans is principally from mortgage bankers, other savings institutions, commercial banks and other institutional lenders. Competition for commercial real estate loans is primarily from commercial banks in Missoula and other savings institutions in Missoula, Helena, Billings, Great Falls, and Bozeman. Competition for consumer loans is from commercial banks, credit unions, other savings institutions and consumer finance companies. Western Federal competes for loans principally through the interest rates and loan fees charged. Western Federal's competition for loans varies from time to time depending upon numerous factors, including the general availability of lending funds and credit, economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

Executive Officers of the Company

         The following table sets forth certain information at June 30, 1996 regarding the executive officers of the Company and the Bank who are not also directors.


       Name               Age                  Position(s) Held
       ----               ---                 ------------------
Douglas G. Bardwell        54      Vice President and Secretary of the Company
                                   and Executive Vice President and Chief
                                   Operating Officer of the Bank

James A. Salisbury         45      Treasurer and Chief Financial Officer of the
                                   Company and the Bank

Jack E. Lovell             59      Vice President and Credit Administrator of
                                   the Bank

Virginia Dumontier         57      Vice President and Deposit Support Services
                                   Manager of the Bank

Dale W. Brevik             44      Vice President and Marketing Director/
                                   Investor Relations of the Bank

Charles E. Eiseman         46      Vice President/Montana Lending Manager of
                                   the Bank

         The business experience of each executive officer who is not also a director is set forth below.


         Douglas G. Bardwell. Mr. Bardwell became Vice President and Secretary of the Company in September 1993. Mr. Bardwell joined the Bank in August 1973. He was appointed Chief Operating Officer in 1983 and Executive Vice President in 1989. He also serves on the Board of Directors of WesterFed Service Corporation, WesterFed Insurance Services, Inc., Monte Mac I, and Service Corporation of Montana.

Mr. Bardwell is a graduate of the University of Montana. Mr. Bardwell is responsible for the supervision of the Bank's savings and operations departments.

         James A. Salisbury. Mr. Salisbury became Treasurer and Chief Financial officer of the Company in September 1993. Mr. Salisbury joined Western Federal as Treasurer and Chief Financial Officer in 1983. Prior to such time, he was employed as the Chief Financial Officer for Home Federal from 1980 to 1983. From 1978 to 1980, he was in private practice as a certified public accountant. Mr. Salisbury is a graduate of the University of Montana and is a certified public accountant. Mr. Salisbury is responsible for the formulation and implementation of the policies and objectives of the Bank's finance, accounting and audit function.

         Jack E. Lovell. Mr. Lovell has been employed by Western Federal since September 1975. He was promoted to Credit Administrator in 1979. As Credit Administrator he is responsible for policy formulation related to all Credit Administration and has direct oversight responsibility for Loan Servicing and Quality Control Departments. Mr. Lovell is a graduate of the University of Montana.

         Virginia Dumontier. Ms. Dumontier has been Vice President/Deposit Support Services Manager since 1983. She has been employed by Western Federal since 1957. Ms. Dumontier is responsible for policy formulation and operation of all of Western Federal's deposit services.

         Dale W. Brevik. Mr. Brevik has been with Western Federal since May 1979 and has held his present positions since 1983. In addition to his duties as Marketing Director, Mr. Brevik is the Investor Relations Manager and coordinates new product development and oversees Western Federal's insurance programs.
Mr. Brevik is a graduate of the University of Montana.

         Charles E. Eiseman. Mr. Eiseman has been employed by Western Federal since December 1975 and has held his present position since 1988. Mr. Eiseman's duties include supervision of all loan origination activities in all cities where Western Federal has loan origination centers. Mr. Eiseman is a graduate of the University of Montana.

Employees

         At June 30, 1996, the Company had a total of 176 full-time employees and 38 part-time employees. None of the Bank employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.

Item 2.      Properties

         The following table sets forth information concerning the main office and each branch office and loan production office of the Bank at June 30, 1996. At June 30, 1996, the Bank's premises and equipment had an aggregate net book value of approximately $10.9 million.


                                 Year       Owned or     Lease Expiration       Net Book
            Location           Acquired      Leased            Date               Value
            --------           --------     --------     ----------------    --------------
                                                                             (In Thousands)
Main Office
  100 East Broadway              1957        Owned            N/A(1)           $   538
  Missoula, Montana
Full Service Branches
  2230 Brooks                    1966        Owned             N/A                 393
  Missoula, Montana
  1610 S. Third West             1977        Leased            (2)                 ---
  Missoula, Montana
  2601 Garfield                  1979        Owned             N/A               1,202
  Missoula, Montana



                                 Year       Owned or     Lease Expiration       Net Book
            Location           Acquired      Leased            Date               Value
            --------           --------     --------     ----------------    --------------
                                                                             (In Thousands)
  321 Fuller                     1983        Owned             N/A                 431
  Helena, Montana
  101 Lane Avenue                1983        Owned             N/A                  51
  East Helena, Montana
  601 N. Montana                 1983        Leased       December 1996              9
  Helena, Montana
  3171 N. Montana                1996        Owned             N/A                 360
  Helena, Montana
  1941 West Main at 20th         1983        Owned             N/A                 368
  Bozeman, Montana
  501 N. First Street            1980        Owned             N/A               1,698
  Hamilton, Montana
  2425 10th Avenue South         1988        Owned             N/A                 472
  Great Falls, Montana
  25 Fifth Street North          1988        Owned             N/A                 940
  Great Falls, Montana
  900 Third Street, N.W.         1988        Owned             N/A                 183
  Great Falls, Montana
  424 West Main Street           1988        Owned             N/A                 174
  Lewistown, Montana
  702 South Main                 1988        Owned             N/A                 185
  Conrad, Montana
  2929 Third Avenue North        1991        Owned             N/A               1,786
  Billings, Montana
  300 - 24th Street West         1991        Leased       December 1996              5
  Billings, Montana
  1101 Main Street               1991        Owned             N/A                  68
  Miles City, Montana
  524 North Cheyenne Avenue      1991        Owned             N/A                 101
  Hardin, Montana
Mortgage Loan Administration
  1100 South Avenue              1993        Owned             N/A                 765
  Missoula, Montana                                                              _____
                                                                                 9,729
Construction in Progress                                                            87
Land for future branch expansion                                                 1,077
                                                                               -------
  Total                                                                        $10,893
                                                                               =======

- ----------------------
(1) Includes lease for drive-up window which expires in May 2001.
(2) Lease is on a month-to-month basis.

         The Company replaced the existing branch in Hamilton with a new facility and completed construction of a new branch in Helena during fiscal 1996. In addition, land has been purchased in Helena and Billings for potential branch facilities in the future.

         The Bank's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Bank's computer and other equipment (including furniture, fixtures and automobiles) at June 30, 1996, totalled $1.5 million. In addition, subsidiaries of the Bank hold properties and equipment with a net book value of $1.4 million. See "Business - Subsidiary Activities."

Item 3.      Legal Proceedings

         From time to time, the Company and Western Federal are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1996.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The caption "General Corporate and Stockholders' Information" contained in excerpts from the Company's Annual Report (beginning at page 56 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

Item 6.      Selected Financial Data

         The caption "Selected Consolidated Financial and Other Data" contained in excerpts from the Company's Annual Report (beginning at page 8 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this
Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in excerpts from the Company's Annual Report (beginning at page 9 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7.

Item 8.      Financial Statements and Supplementary Data

         The caption "Consolidated Financial Statements" contained in excerpts from the Company's Annual Report (beginning at page 28 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 8. Note 22 and references thereto included at Exhibit 13 are not included in the Company's Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 22, 1996, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. See "Business - Executive Officers of the Company" in Part I of the Form 10-K for information regarding executive officers.

Item 11.     Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 22, 1996, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 22, 1996, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.     Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 22, 1996, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K

(a)(1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 1996, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                       Pages in
                                                                        Annual
Annual Report Section                                                   Report
                                                                       --------
Consolidated Financial Information.....................................   27

Independent Auditors' Report...........................................   28

Consolidated Balance Sheets -- June 30, 1995 and 1996..................   29

Consolidated Statements of Income -- Each of the Years in the
Three-Year Period Ended June 30, 1996..................................   30

                                                                       Pages in
                                                                        Annual
Annual Report Section                                                   Report
                                                                       --------
Consolidated Statements of Stockholders' Equity -- Each of the
Years in the Three-Year Period Ended June 30, 1996.....................   31

Consolidated Statements of Cash Flows -- Each of the Years in the
Three-Year Period Ended June 30, 1996..................................   32

Notes to Consolidated Financial Statements.............................   33

Supplementary Financial Data...........................................   53

(a)(2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a)(3)  Exhibits:



                                                                                   Reference to Prior
                                                                                   Filing of Exhibit   Are
  Regulation S-K                                                                    Number Attached
  Exhibit Number                            Document                                    Hereto
  --------------                            --------                               ------------------  ---
        2         Plan of acquisition, reorganization, arrangement, liquidation         None
                  or succession
        3         (i)      Articles of Incorporation                                      *
                  (ii)     By-laws
        4         Instruments defining the rights of security holders, including          *
                  indentures
        9         Voting trust agreement                                                None
       10.1       Stock Option and Incentive Plan                                        **
       10.2       Employee Stock Ownership Plan                                           *
       10.3       Recognition and Retention Plan                                         **
       10.4       Salary Continuation Plan                                                *
       10.5       Directors Deferred Compensation Plan                                    *
       10.6       Benefit Equalization Plan                                               *
       10.7       Employment Agreements for Messrs. Grimes, Bardwell and                 **
                  Salisbury
       10.8       Employment Agreements for Messrs. Brevik, Eiseman and                  **
                  Lovell and Ms. Dumontier
       10.9       Annual Management Incentive Plan                                       **
       10.10      Wage Continuation Agreements for Messrs. Grimes, Bardwell              **
                  and Salisbury
       11         Statement re:  computation of per share earnings                      None
       12         Statement re:  computation of ratios                              Not required
       13         Annual Report to Security Holders                                      13
       16         Letter re: change in certifying accountant                            None
       18         Letter re:  change in accounting principles                           None
       19         Report furnished to security holders                                  None
       21         Subsidiaries of Registrant                                             21
       22         Published report regarding matters submitted to vote of               None
                  security holders
       23         Consent of experts and counsel                                         23
       24         Power of Attorney                                                 Not required
       27         Financial Data Schedule                                                27
       28         Information from reports furnished to State insurance                 None
                  regulatory authorities
       99         Additional exhibits                                                   None

- -------------------

* Filed on September 21, 1993, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-69168) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed on September 27, 1995, as the exhibits listed above to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 pursuant to the Securities Exchange Act of 1934 (File No. 0-22772). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                      WESTERFED FINANCIAL CORPORATION




Date:    September 26, 1996                                            By:    /s/  Lyle R. Grimes
      ----------------------------------------------------                  ------------------------------------------------
                                                                              Lyle R. Grimes
                                                                              (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:    /s/ Lyle R. Grimes                                              By:     /s/ Dr. Marvin Reynolds
   -------------------------------------------------------                 --------------------------------------------------
       Lyle R. Grimes, President, Chief Executive                             Dr. Marvin Reynolds, Chairman of  the Board
       Officer and Director (Principal Executive and
       Operating  Officer)

Date:  September 26, 1996                                              Date:  September 26, 1996
      ----------------------------------------------------                   ------------------------------------------------



By:    /s/ Dr. Otto G. Klein                                           By:    /s/ John E. Roemer
   -------------------------------------------------------                 --------------------------------------------------
       Dr. Otto G. Klein, Jr., Director                                       John E. Roemer, Director


Date:  September 26, 1996                                              Date:  September 26, 1996
      ----------------------------------------------------                   ------------------------------------------------



By:    /s/ William E. Grabow                                            By:    /s/  James A. Salisbury
   -------------------------------------------------------                 --------------------------------------------------
       William E. Grabow                                                      James A. Salisbury, Treasurer and Chief
                                                                              Financial Officer (Principal Financial and
                                                                              Accounting Officer)



Date:  September 26, 1996                                              Date:  September 26, 1996
      ----------------------------------------------------                   ------------------------------------------------




By:    /s/ Robert F. Burke
   -------------------------------------------------------
       Robert F. Burke, Director


Date:   September 26, 1996
      ----------------------------------------------------


                                INDEX TO EXHIBITS





    Exhibit
    Number
    -------
      13    Excerpts from Annual Report to Security Holders
      21    Subsidiaries of the Registrant
      23    Consent of Experts and Counsel
      27    Financial Data Schedule