Form 10-Q
period 1996-09-30
WESTERFED FINANCIAL CORP
filed 1996-11-14
CIK 912428

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-----------   THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter period ended September 30, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-----------   THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission file number 0-22772


                         WESTERFED FINANCIAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in this charter)


          DELAWARE                                               81-0487794
----------------------------------------                     ------------------
(State or other jurisdiction of                             (IRS Employer ID #)
  incorporation or organization)

110 East Broadway, Missoula, Montana                              59802
----------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)


                                  406-721-5254
            ---------------------------------------------------------
               Registrant's telephone number, including area code



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.

                          Yes     X        No
                              ---------        ---------

       The number of shares outstanding of each of the Issuer's Classes of
                     Common Stock, as of the latest date is:

         Class: Common Stock, Par Value $0.01 per share; Outstanding at September 30, 1996 -- 4,554,170 shares (including restricted shares)

                                TABLE OF CONTENTS

                                                                                                                     Page

PART I -- FINANCIAL INFORMATION

              ITEM 1       FINANCIAL STATEMENTS....................................................................   - 3 -

                           Consolidated Balance Sheets - September 30, 1996 (Unaudited) and
                                    June 30, 1995..................................................................   - 3 -

                           Consolidated Statements of Income - Three months ended September
                                    30, 1996 and September 30, 1995  (Unaudited) ..................................   - 4 -

                           Consolidated Statement of Stockholders' Equity for the three month
                                    period ended September 30, 1996 (Unaudited)....................................   - 5 -

                           Consolidated Statements of Cash Flows for the three months ended
                                    September 30, 1996 and September 30, 1995 (Unaudited) .........................   - 6 -

                           Notes to Consolidated Financial Statements (Unaudited)..................................   - 7 -

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................................  - 10 -

PART II -- OTHER INFORMATION.......................................................................................  - 21 -

              ITEM 1       LEGAL PROCEEDINGS.......................................................................  - 21 -

              ITEM 2       CHANGE IN SECURITIES....................................................................  - 21 -

              ITEM 3       DEFAULTS UPON SENIOR SECURITIES.........................................................  - 21 -

              ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY
                           HOLDERS.................................................................................  - 21 -

              ITEM 5       OTHER INFORMATION.......................................................................  - 21 -

              ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K........................................................  - 21 -

SIGNATURES    .....................................................................................................  - 22 -


FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1996 (Unaudited) and June 30, 1996

(Dollars in thousands, except share and per share data)


                                                                              (Unaudited)

                                ASSETS
                                                                               September 30,                   June 30,
                                                                                    1996                         1996
                                                                             -----------------            -----------------
Cash and due from banks                                                      $           6,256            $           7,829
Interest-bearing due from banks                                                          6,030                        5,470
                                                                             -----------------            -----------------
   Cash and cash equivalents                                                            12,286                       13,299

Interest-bearing deposits                                                                5,103                        3,000
Investment securities available-for-sale                                                40,223                       35,637
Investment securities, at amortized cost (estimated market value of
     $6,897 at September 30, 1996 and $9,399 at June 30, 1996)                           6,851                        9,347
Stock in Federal Home Loan Bank of Seattle, at cost                                      7,622                        7,471
Mortgage-backed securities available-for-sale                                           42,386                       44,909
Mortgage-backed securities, at amortized cost (estimated market
    value of $57,913 at September 30, 1996 and $59,278 at June 30, 1996)                58,023                       60,038
Loans available-for-sale                                                                 4,768                        3,967
Loans receivable, net                                                                  366,460                      364,226
Accrued interest receivable                                                              3,733                        3,695
Premises and equipment, net                                                             13,995                       13,758
Cash surrender value of life insurance policies                                          3,220                        3,183
Other assets                                                                             1,439                        1,401
                                                                             -----------------            -----------------
     Total assets                                                            $         566,109            $         563,931
                                                                             =================            =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                  $         342,986           $          350,212
   Borrowed funds                                                                      130,351                      125,838
   Advances from borrowers for taxes and insurance                                       6,217                        3,255
   Income taxes                                                                          1,899                        1,961
   Accrued interest payable                                                              1,195                        1,219
   Accrued expenses and other liabilities                                                5,172                        2,839
                                                                             -----------------            -----------------
       Total liabilities                                                               487,820                      485,324

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     none outstanding                                                                      ---                          ---
   Common stock, $.01 par value, 10,000,000 shares authorized;
     4,395,108 shares outstanding at September 30, 1996 and
     4,395,204  outstanding at June 30, 1996                                                46                           46
   Additional paid-in capital                                                           45,499                       45,451
   Common stock acquired by ESOP/RRP                                                   (3,382)                      (3,558)
   Treasury stock, at cost                                                             (3,080)                      (3,079)
   Net unrealized (loss) on securities available-for-sale                                (196)                        (226)
   Retained earnings, substantially restricted                                          39,402                       39,973
                                                                             -----------------            -----------------
       Total stockholders' equity                                                       78,289                       78,607
                                                                             -----------------            -----------------
             Total liabilities and stockholders' equity                      $         566,109            $         563,931
                                                                             =================            =================
       Book value per share                                                  $           17.81            $           17.88
                                                                             =================            =================



See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three Month Period Ended September 30, 1996 and September 30, 1995 (Unaudited).

(Dollars in thousands, except share and per share data)

                                                                                           (Unaudited)
                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                1996                    1995
                                                                        -------------------       ------------------
Interest income:
  Loans receivable                                                      $            7,710        $            6,624
  Mortgage-backed securities available-for-sale                                        729                     1,015
  Mortgage-backed securities                                                         1,037                     1,368
  Investment securities available-for-sale                                             690                       858
  Investment securities                                                                153                       232
  Interest-bearing deposits                                                            228                       265
  Other                                                                                 46                        44
                                                                        ------------------       -------------------
      Total interest income                                                         10,593                    10,406
Interest expense:
  NOW and money market demand                                                          382                       446
  Savings                                                                              474                       494
  Certificates of deposit                                                            3,009                     3,061
  Advances from FHLB - Seattle and other borrowed funds                              2,085                     2,157
                                                                        ------------------       -------------------
      Total interest expense                                                         5,950                     6,158
      Net interest income                                                            4,643                     4,248
Provisions for loan losses                                                              15                       ---
                                                                        ------------------       -------------------
      Net interest income after provision for loan losses                            4,628                     4,248
                                                                        ------------------       -------------------
Non-interest income
  Loan origination fees on loans sold                                                  125                       133
  Service fees                                                                         566                       509
  Net gain on sale of loans and securities available-for-sale                          109                       411
  Other                                                                                 35                        36
                                                                        ------------------       -------------------
      Total non-interest income                                                        835                     1,089
                                                                        ------------------       -------------------
Non-interest expenses:
  Compensation and employee benefits                                                 1,887                     1,884
  Net occupancy expense of premises                                                    223                       213
  Equipment and furnishings expense                                                    192                       138
  Data processing expenses                                                             165                       150
  Federal insurance premium                                                            211                       201
  SAIF special assessment                                                            2,297                       ---
  Marketing and advertising                                                             36                       145
  Net expense (income) from operation of real estate owned                             ---                       ---
  Other                                                                                720                       868
                                                                        ------------------       -------------------
      Total non-interest expense                                                     5,731                     3,599

      (Loss) income before income taxes                                              (268)                     1,738

Income taxes                                                                            89                     (670)
                                                                        ------------------       ------------------
  Net (loss) income (1)                                                 $            (179)       $             1,068
                                                                        =================        ===================
Net (loss) income per share                                             $           (0.04)       $              0.25
                                                                        =================        ===================
Dividends per share                                                     $          0 .095        $             0.075
                                                                        ==================       ===================
Weighted average common shares outstanding for earnings per share                4,260,452                 4,254,029
                                                                        ==================       ===================


(1) September, 1996 includes approximately $1.4 million SAIF special assessment net of tax at 38%

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Three Month Period Ended September 30, 1996 (Unaudited).

(Dollars in thousands, except share and per share data)


                                                                                                               Net
                                                                                                           Unrealized
                                                                                                             Loss on
                                                    Additional                                              Securities
                                   Common            Paid-In        ESOP/       Treasury      Retained      Available
                                    Stock            Capital         RRP         Stock        Earnings       for Sale       Total

Balance at June 30, 1996        $           46         45,451      (3,558)       (3,079)        39,973          (226)       78,607

Net loss                                   --              --           --            --         (179)             --        (179)

Change in net unrealized
  loss on securities
  available-for-sale                       --              --           --            --            --             30           30

Principal payment made by
  ESOP                                     --              48           57            --            --             --          105

Amortization of award of
RRP stock                                  --              --          118            --            --             --          118

Shares forfeited by RRP
  participants (556 shares)                --              --            1           (1)            --             --           --

Cash dividends declared
   ($0.095 per share)                      --              --           --            --         (392)             --        (392)
----------------------------------------------------------------------------------------------------------------------------------
Balance at
    September  30, 1996         $          46          45,499      (3,382)       (3,080)        39,402          (196)       78,289
==================================================================================================================================





















See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Three Month Period Ended September 30, 1996 and September 30, 1995 (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                                    (Unaudited)
                                                                                Three Months Ended
                                                                                  September 30,
                                                                             1996                      1995
                                                                      ----------------          -----------------

  Net cash provided by operating activities                           $           4,652         $           6,332
                                                                      =================         =================

Cash flows from investing activities:
  Net change in interest-bearing deposits                                        (2,103)                      985
  Purchases of mortgage-backed securities                                          (983)                     (990)
  Proceeds from sales of mortgage-backed securities                                 ---                     3,187
  Principal payments on mortgage-backed securities                                5,560                     6,405
  Purchases of investment securities                                            (21,706)                   (4,913)
  Proceeds from maturities of investment securities                              19,659                     6,162
  Principal payments on investment securities                                        80                       ---
  Net change in loans receivable                                                 (2,116)                  (15,699)
  Purchases of premises and equipment                                              (439)                     (450)
                                                                      -----------------         -----------------

      Net cash used by investing activities                                      (2,048)                   (5,313)
                                                                      -----------------         -----------------

Cash flows from financing activities:
  Net change in deposits excluding interest credited                            (11,073)                     1,658
  Proceeds from borrowings                                                        7,000                        600
  Payments on borrowings                                                         (2,506)                    (4,853)
  Net change in advances from borrowers for taxes and insurance                   2,962                      2,829
                                                                      -----------------         ------------------
      Net cash provided (used) by financing activities                           (3,617)                       234
                                                                      ----------------          ------------------

Net increase (decrease) in cash and cash equivalents                             (1,013)                     1,253

Cash and cash equivalents at beginning of period                                 13,299                     15,374
                                                                      -----------------         ------------------

Cash and cash equivalents at end of period                            $          12,286         $           16,627
                                                                      =================         ==================

Supplemental disclosure of cash flow information:
Payments during the period for:
      Interest                                                        $          2 ,167         $           2,189
      Income taxes, net                                                             ---                       ---










See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results anticipated for the year ending June 30, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1996.

2.       CASH EQUIVALENTS
              For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.       COMPUTATION OF NET INCOME PER SHARE
              Net income per common share is based on the weighted average number of shares outstanding during the period applying the treasury stock method to common stock equivalents. The weighted average number of common and common stock equivalents for the three month period ended September 30, 1996 were 4,260,452. Stock options have been granted, under the Company's stock option and incentive plan, to purchase 419,707 shares. In addition 189,856 shares of restricted stock have been issued in accordance with the recognition and retention plan established by the Company. These stock options and restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, there have been 354,933 shares of common stock issued to the Employee Stock Ownership Plan
         (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At September 30, 1996, 94,288 ESOP shares were committed to be released and were considered in the earnings per share computations.

4.       DIVIDENDS DECLARED
              On September 24, 1996 the Board of Directors of the Company declared a quarterly cash dividend of $0.095 per share, payable on November 22, 1996 to stockholders of record on November 8, 1996.

5. A comparison of the amortized cost and estimated fair value of investment and mortgage-backed securities at the dates indicated is as follows:


                                                                          HELD-TO-MATURITY
                                                                       (Dollars in Thousands)

                                                    (Unaudited)
                                                 September 30, 1996                                   June 30, 1996
                                 -----------------------------------------------    ------------------------------------------------
                                               Gross        Gross      Estimated                   Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized      Fair       Amortized   Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value         Cost        Gains        Losses      Value
                                 ---------   ----------   ----------   ---------     ---------   ----------   ----------  ----------
Federal Agency obligations        $ 3,005          3          (1)        3,007         $ 4,010           2          (7)       4,005
Corporate obligations               3,843          8          ---        3,851           5,333          22          ---       5,355
Other investments                       3         36          ---           39               4          35          ---          39
                                 --------       ----       ------       ------        --------        ----       ------      ------
  Total investment securities       6,851         47          (1)        6,897           9,347          59          (7)       9,399
Mortgage-backed securities         58,023        328        (438)       57,913          60,038         212        (972)      59,278
                                 --------       ----       ------       ------        --------        ----       ------      ------
                                  $64,874        375        (439)       64,810         $69,385         271        (979)      68,677
                                  =======        ===         ===        ======        ========         ===         ===       ======


                                                                          AVAILABLE-FOR-SALE
                                                                        (Dollars in Thousands)

                                                    (Unaudited)
                                                 September 30, 1996                                   June 30, 1996
                                 -----------------------------------------------    ------------------------------------------------
                                               Gross        Gross      Estimated                   Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized      Fair       Amortized   Unrealized   Unrealized     Fair
                                    Cost       Gains        Losses       Value         Cost        Gains        Losses      Value
                                 ---------   ----------   ----------   ---------     ---------   ----------   ----------  ----------
Federal Agency obligations        $37,962         80        (312)       37,730         $32,841          21        (232)      32,630
Corporate obligations               2,492          9          (8)        2,493           3,000         ---         (20)       2,980
Other investments                     ---        ---          ---          ---              28         ---          (1)          27
                                 --------       ----       ------       ------        --------        ----       ------      ------
  Total investment securities      40,454         89        (320)       40,223          35,869          21        (253)      35,637
Mortgage-backed securities         42,455        163        (232)       42,386          45,035         154        (280)      44,909
                                 --------       ----       ------       ------        --------        ----       ------      ------
                                  $82,909        252        (552)       82,609         $80,904         175        (533)      80,546
                                 ========       ====       =====        ======        ========        ====       =====       ======

A comparison of the amortized cost and estimated fair value of investment securities by contractual maturities at September 30, 1996 is as follows:



                                                      HELD-TO-MATURITY
                                                   (Dollars in Thousands)

                                                        (Unaudited)
                                                    September 30, 1996
                                            ----------------------------------
                                            Amortized               Estimated
                                               Cost                 Fair Value
                                            ---------               ----------

Due in one year  or less                     $ 5,848                 $ 5,861
Due after one year through 5 years             1,000                   1,000
Due after 5 years through 10 years               ---                     ---
Due after 10 years                               ---                     ---
Other                                              3                      36
                                              ------                  ------
                                              $6,851                  $6,897
                                              ======                  ======






                                                      AVAILABLE-FOR-SALE
                                                    (Dollars in Thousands)

                                                        (Unaudited)
                                                    September 30, 1996
                                            ----------------------------------
                                                 Amortized          Estimated
                                                    Cost            Fair Value
                                                 ---------          ----------


Due in one year  or less                         $23,693              $23,814
Due after one year through 5 years                12,100               11,936
SBA loans contractually due after 5 years          4,661                4,473
                                                 -------              -------
                                                 $40,454              $40,223
                                                 =======              =======


         Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTH PERIOD FROM JUNE 30, 1996 TO SEPTEMBER 30, 1996.

              General -- Total assets of the Company increased $2.2 million to $566.1 million at September 30, 1996 from $563.9 million at June 30, 1996. This increase in assets was primarily the result of a $3.0 million increase in loans receivable and loans held for sale and a $4.9 million increase in investment securities, Federal Home Loan Bank of Seattle stock and other interest earning assets, partially offset by a $4.5 million decrease in mortgage-backed securities. The $2.2 million increase was funded primarily by an increase of $4.6 million in borrowed funds, a $2.9 million increase in advances from borrowers for taxes and insurance and a $2.4 million increase in accrued expenses and other liabilities, partially offset by a $7.2 million decrease in deposits.

              Loans Receivable -- The $3.0 million increase in loans receivable and loans available-for-sale was primarily the result of $38.1 million in new loan originations and $900,000 in purchases of real estate loans, which were partially offset by principal repayments of $24.3 million and the sale of whole loans of $13.2 million. Real estate mortgage loan originations were $23.9 million and consumer loan originations were $14.2 million during this three month period as compared to $38.6 million and $6.8 million respectively for the same period last year. The consumer loan portfolio increased $7.1 million, or 16.2%, to $51.0 million at September 30, 1996 from $43.9 million at June 30, 1996.

              Mortgage-Backed Securities -- The $4.5 million decrease in mortgage-backed securities was primarily the result of principal repayments of $5.6 which exceeded purchases of $1.0 million. The $1.0 million of mortgage-backed securities that were purchased consisted of adjustable rate mortgage-backed securities.

              Investment Securities, FHLB Stock and Other Interest Earning Assets -- Investment Securities, FHLB stock and other interest earning assets increased $4.9 million, or 7.6%, to $69.0 million at September 30, 1996 from $64.1 million at June 30, 1996. The increase was primarily the result of the purchase of $21.7 million in investment securities, an increase in FHLB stock of $150,000, a net increase of $560,000 in interest bearing due from banks and a net increase in interest bearing deposits of $2.1 million, partially offset by maturities and principal payments of investment securities of $19.7 million. Investment securities purchased during the quarter ended September 30, 1996 included $19.7 million of U.S. Agency securities with maturities of three years or less and $2.0 million of U.S. Agency securities with maturities of three to five years. These investments were purchased in an attempt to earn rates in excess of over-night fund rates while minimizing the effect of potential interest rate increases. These purchases were funded primarily from the proceeds of maturing investments.

              From time to time, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At September 30, 1996 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at September 30, 1996 was $4.6 million and they will mature in 1998.

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

         The following summarizes interest rate cap agreements at September 30, 1996:



         Notional principal                Agreement
               amount                     termination                Cap
         ------------------               -----------             ------------
           (in thousands)
                $25,000                   March, 1997             6.5% - 10.0%
                  5,000                    July, 1999                 6.5%
                  5,000                    July, 1999                 7.0%
                -------
                $35,000
                =======

              Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At September 30, 1996 the Bank did not have any interest rate swap agreements in place.

              The counterparty to the cap agreements is the FHLB of Seattle and the agreements are not collateralized. Interest rate swaps would be collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

              Deposits -- Deposits decreased $7.2 million, or 2.1%, to $343.0 million at September 30, 1996 from $350.2 million at June 30, 1996. NOW and Money Market accounts decreased $2.7 million, Passbook accounts decreased $1.5 million and Certificates of Deposit decreased $3.0 million. The decrease in deposits is primarily the result of increased competition in the Bank's market areas. While the Bank pays competitive interest rates, management believes it is not prudent to pay deposit rates beyond normal treasury spreads while the Bank's regulatory liquidity remains strong at 10.6%.

              Borrowed Funds -- Borrowed funds increased $4.6 million, or 3.7%, to $130.4 million, at September 30, 1996 from $125.8 million at June 30, 1996. There was $7.0 million of new fixed rate advances with maturities of one to four years. Principal repayments on FHLB advances were $2.3 million and repayments on collateralized mortgage obligations were $122,000 during the quarter ended September 30, 1996.

              Stockholders' Equity -- Stockholders' equity decreased $318,000, or 0.4%, to $78.3 million at September 30, 1996 from $78.6 million at June 30, 1996. This decrease was due to a net loss for the three month period of $200,000 and $392,000 for dividends declared during the three month period while stockholders' equity was increased $223,000 related to contributions to the Employee Stock Ownership Plan and shares earned under the Recognition and Retention Plan. There was also a $30,000 increase to stockholders' equity related to the change in unrealized loss associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115.

                                                                         Three Month Period Ended
                                                                               (Unaudited)
                                                  --------------------------------------------------------------------------------
                                                               September 30,1996                         September 30,1995
                                                  --------------------------------------      ------------------------------------
                                                    Average         Interest                      Average      Interest
                                                  Outstanding        Earned/      Yield/        Outstanding    Earned/      Yield/
                                                   Balance (5)         Paid         Rate         Balance (5)      Paid        Rate
                                                  ---------------------------------------     ------------------------------------
                                                                          (Dollars in Thousands)

INTEREST EARNING ASSETS:
    Loans receivable (1) (2)                       $ 370,941        $ 7,710        8.31%        $ 322,028       $ 6,624      8.23%
    Mortgage-backed securities (2)                   102,177          1,766        6.91           137,905         2,383      6.91
    Investments (2)                                   54,495            843        6.19            61,524         1,090      7.09
    Other interest-earning assets (3)                 10,583            228        8.62            19,630           265      5.40
    Cash surrender value of life insurance             3,208             46        5.74             2,975            44      5.92
                                                   ---------        -------        ----         ---------       -------      ----

      Total Interest-Earning Assets                $ 541,404        $10,593        7.83%        $ 544,062       $10,406      7.65%
                                                   =========        =======        ====         =========       =======      ====

INTEREST-BEARING LIABILITIES:
    Certificates of deposits                       $ 209,740        $ 3,009        5.74%        $ 209,252       $ 3,061      5.85%
    Passbook deposits                                 63,715            474        2.98            65,282           494      3.03
    Demand and now accounts                           48,902            177        1.45            47,017           227      1.93
    Money market accounts                             23,776            205        3.45            25,198           219      3.48
                                                   ---------        -------        ----         ---------       -------      ----

      Total deposits                                 346,133          3,865        4.47           346,749         4,001      4.62
    FHLB advances and notes payable                  128,424          2,039        6.35           131,356         2,102      6.40
    Collateralized mortgage obligations                1,097             46       16.77             1,537            55     14.31
                                                   ---------        -------        ----         ---------       -------      ----

      Total Interest-Bearing Liabilities           $ 475,654        $ 5,950        5.00%        $ 479,642       $ 6,158      5.14%
                                                   =========        =======        ====         =========       =======      ====

Net interest income                                                 $ 4,643                                     $ 4,248
                                                                    =======                                     =======

Net interest rate spread                                                           2.83%                                     2.51%
                                                                                   ====                                      ====

Net interest earning assets                        $ 65,750                                     $ 64,420
                                                   ========                                     ========

Net interest margin (4)                                                            3.43%                                     3.12%
                                                                                   ====                                      ====
Average interest-earning assets
  to average interest-bearing liabilities                           113.82%                                     113.43%
                                                                    ======                                      ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2) Includes held and available-for-sale categories
(3) Includes  primarily short-term liquid assets
(4) Net interest income divided by average interest earning assets
(5) Based on average monthly balances

2. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.




Summary of Results of Operations

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                    (Unaudited)
                                                               ---------------------------------------------------------
                                                                  1996                                             1995
                                                                 Amount                Change                     Amount
                                                               ---------              -------                     ------
                                                                                 (In Thousands)
Total interest income                                            $10,593              $   187                    $10,406
Total interest expense                                             5,950                 (208)                     6,158
                                                               ---------              -------                     ------

   Net interest income                                             4,643                  395                      4,248
Provision for loan losses                                             15                   15                         --
                                                               ---------              -------                     ------
     Net interest income after provision
       for loan losses                                             4,628                  380                      4,248
                                                               ---------              -------                     ------

Fees and service charges                                             691                   49                        642
Gains on sale of loans, mortgage-backed
  securities and investment securities                               109                 (302)                       411
Other non-interest income                                             35                   (1)                        36
                                                               ---------              -------                     ------
    Total non-interest income                                        835                 (254)                     1,089
                                                               ---------              -------                     ------

Income before non-interest expense                                 5,463                  126                      5,337
Total non-interest expense                                         5,731                2,132                      3,599
                                                               ---------              -------                     ------

     Income before income taxes                                    (268)               (2,006)                     1,738
Income Taxes                                                          89                  759                       (670)
                                                               ---------              -------                     ------

          Net income                                           $   (179)              $(1,247)                    $1,068
                                                               =========              =======                     ======

              General -- Net income decreased $1.2 million to a loss of $179,000 for the three month period ended September 30, 1996 from $1.1 million for the three month period ended September 30, 1995. The $1.2 million decrease in net income resulted from a $1.4 million after tax one-time special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF"). Net income was decreased by increases in non-interest expense of $2.1 million and a decrease in non-interest income of $254,000 while increases in net interest income after provision for loan losses of $380,000 and a reduction in income tax expense of $759,000 partially offset the decreases to net income. In addition, the interest rate spread increased to 2.70% at September 30, 1996 from 2.44% at September 30, 1996.

              Interest Income -- Interest income increased $187,000, or 1.8%, to $10.6 million for the three month period ended September 30, 1996 from $10.4 million for the same period last year. The increase resulted from an increase in the average yield on interest-earning assets to 7.83% during the quarter ended September 30, 1996 from 7.65% during the same period last year, which offset the effects of a $2.7 million decrease in the average balance of interest-earning assets to $541.4 million during the quarter ended September 30, 1996 from $544.1 million for the same period last year.

              Interest earned on loans receivable increased $1.1 million, or 16.7%, due primarily to a $48.9 million increase in the average balance of loans receivable to $370.9 million during the three month period ended September 30, 1996 from $322.0 million for the same period last year. In addition, the average yield on loans increased to 8.31% during the three month period ended September 30, 1996 from 8.23% for the same period last year. The increase in the average balance of loans receivable was the result of continued loan production in excess of principal repayments and the sale and securitization of loans. The increase in yield was the result of new loans being originated at rates greater than the average rate of loans being repaid primarily on consumer loans. In addition, the average rate received on adjustable rate mortgage loans increased to 8.21% at September 30, 1996 from 7.85% at September 30, 1995.

              Interest earned on mortgage-backed securities decreased $600,000 due primarily to a $35.7 million decrease in the average balance of mortgage-backed securities outstanding to $102.2 million for the three month period ended September 30, 1996 from $137.9 million during the same period last year. The decrease in average balance was the result of management's decision during the fiscal year to use a portion of the mortgage-backed securities portfolio to partially fund the growth in loans receivable in an attempt to earn yields greater than those available on mortgage-backed securities.

              Interest earned on investment securities, FHLB stock and other interest earning assets decreased $282,000 due primarily to a decrease of $15.8 million in average balances to $68.3 million during the three month period ended September 30, 1996 from $84.1 million during the same period last year. This decrease was the result of investing the proceeds of maturing investments into higher yielding new production mortgage and consumer loans and the purchase of higher yielding mortgage-backed securities.

              Interest Expense -- Total interest expense decreased $208,000 to $6.0 million for the three month period ended September 30, 1996 from $6.2 million for the same period last year. Interest expense on deposits decreased $100,000 due to both a decrease in the average rate paid on deposits to 4.47% during the three month period ended September 30, 1996 from 4.62% during the same period last year and a decrease in the average balance of deposits of $600,000 to $346.1 million during the three month period ended September 30, 1996 from $346.7 million during the same period last year. Certificates of deposit, passbook deposits, NOW accounts and money market accounts all decreased in both average balances and average rate paid. A new non-interest bearing checking program was implemented during the quarter ended September 30, 1996 which should further reduce the interest expense related to NOW accounts. Interest expense on borrowed funds also decreased $72,000 due to both a decrease in average balances of $3.4 million to $129.5 million during the three month period ended September 30, 1996 from $132.9 million for the same period last year and a decrease in the average rate paid on FHLB advances to 6.35% for the three months ended September 30, 1996 from 6.40% for the same period last year.

              Provisions for Loan Losses -- The provision for loan losses increased to $15,000 for the three month period ended September 30, 1996 as compared to no provision for the same period last year. The Company has begun adding to the provision for loan losses due to the increase in consumer loans and commercial real estate loans held in the loan portfolio.

              The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At September 30, 1996, the Company had $1.3 million of non-performing assets (representing 0.23% of total assets) compared to $715,000 at June 30, 1996 (representing 0.13% of total assets). At September 30, 1996, the Company had allowance for loan losses to non-performing assets of 157.2% as compared to 280.9% at June 30, 1996. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

              Non-Interest Income -- Non-interest income decreased $254,000 to $835,000 for the three month period ended September 30, 1996 from $1.1 million for the same period last year. Gain on sale of loans, mortgage-backed securities, and investment securities decreased $302,000 while fees and service charges increased $49,000. The $49,000 increase in service fees was primarily the result of increases in checking fees and ATM transaction fees.

              Non-Interest Expense -- Non-interest expense increased $2.1 million to $5.7 million for the three month period ended September 30, 1996 from $3.6 million for the same period last year. The reason for the increase was a $2.3 million one-time special assessment to recapitalize the SAIF.

              The deposits of savings associations, such as Western Federal Savings Bank, are presently insured by the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September, 1996.

              The legislation requires a special one-time assessment of approximately 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a tax affected charge to earnings of approximately $1.4 million during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

              The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for the SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment, and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $365,000 based upon a June 30, 1996 assessment base.

              Without the $2.3 million SAIF assessment, non-interest expense decreased $200,000 due primarily to a $109,000 decrease in marketing and advertising and a $148,000 decrease in other non-interest expense. Non-interest expense for the three month period ended September 30, 1996 was $3.4 million without the SAIF assessment, a 5.6% decrease from the $3.6 million for the same period last year.

              Income Taxes -- Income tax expense decreased $759,000 due to a reduction in income before income taxes of $2.0 million.

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


                                                             (Unaudited)
                                                     September 30,      June 30,
                                                         1996             1996
--------------------------------------------------------------------------------
Non-accruing loans:                                         (In Thousands)
Real Estate:
     One-to-four family                                  $   5           $  21
     Multi-family                                            -               -
     Commercial                                              -               -
     Construction                                            -               -
Consumer                                                   311             383
--------------------------------------------------------------------------------
     Total                                                 316             404
--------------------------------------------------------------------------------

Accruing loans delinquent 90 days or more:
Real Estate:
     One-to-four family                                    454             288
     Multi-family                                            -               -
     Commercial                                              -               -
     Construction                                            -               -
Consumer                                                   503              23
--------------------------------------------------------------------------------
     Total                                                 957             311
--------------------------------------------------------------------------------
Foreclosed assets:
Real Estate:                                                 -               -
     One-to-four family                                      -               -
     Multi-family                                            -               -
     Commercial                                              -               -
     Construction                                            -               -
Consumer                                                    12               -
--------------------------------------------------------------------------------
     Total                                                  12               -
--------------------------------------------------------------------------------
Total non-performing assets                             $1,285            $715
--------------------------------------------------------------------------------


              Non-Performing Assets -- Total non-performing assets increased $570,000 to $1.3 million at September 30, 1996 from $715,000 at fiscal year end June 30, 1996. The $1.3 million of non-performing assets at September 30, 1996 includes $440,000 of non-accruing consumer loans 100% secured by loans on savings accounts. Included in the $570,000 increase in non-performing assets were $170,000 of loans on savings accounts. Total non-performing assets as a percentage of total assets was 0.23% at September 30, 1996. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of June 30, 1996, there was also an aggregate of $199,000 in net book value of loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.


              At September 30, 1996, the recorded investment in impaired loans was $316,000, all of which were on non-accrual status. The Company has not established an impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was immaterial.

              Regulatory Capital -- At September 30, 1996, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of September 30, 1996.


(Dollars in Thousands)                                 Approximate
                                             Actual    Requirement      Excess
                                             ------    -----------      ------
Tangible Capital:
  Dollar Amount                             $61,811       $8,258       $53,553
  Percent of tangible assets                 11.23%        1.50%         9.73%
Core Capital:
  Dollar Amount                             $61,811      $16,515       $45,296
  Percent of adjusted tangible assets        11.23%        3.00%         8.23%
Risk-based Capital:
  Dollar Amount                             $63,740      $24,399       $39,341
  Percent of risk-weighted assets            20.90%        8.00%        12.90%

              The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended June 30, 1996, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $2.3 million under this rule. Based on the Bank's excess risk-based capital of $39.3 million at September 30, 1996, not withstanding this $2.3 million deduction from capital, the Bank would continue to exceed its risk- based capital requirement.

              The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115 , "Accounting for Certain Investments in Debt and Equity Securities". At September 30, 1996 the Bank had $237,000 of unrealized losses, net of income taxes, that were added to capital for purposes of determining regulatory capital.

                          PART II -- OTHER INFORMATION


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

ITEM 2        CHANGE IN SECURITIES --   None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES --    None

ITEM 4        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              On October 22, 1996 the annual meeting of the stockholders was held to elect two directors of the Company and to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year ended June 30, 1997. The voting results are listed below:


              Proposal 1 - Election of Directors                           For                  Against               Abstain
              John E. Roemer                                            3,936,039                 -0-                  34,328
              Laurie Caras DeMarois                                     3,931,547                 -0-                  38,820
              Proposal 2 - Ratify the appointment
              of KPMG Peat Marwick LLP as
              independent public accountants                            3,934,904                30,075                 5,388

ITEM 5        OTHER INFORMATION --   None


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits     None

              Form 8-K

              1. The registrant filed Form 8-K on September 26, 1996 to report the announcement of a merger with Security Bancorp Inc. of Billings, Montana.
              2. The registrant filed Form 8-K on October 21, 1996 to report a SAIF special assessment.
              3. The registrant filed current reports on Form 8-K on October 29, 1996 to report the quarterly earnings release and a dividend declaration of $0.095 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                      WESTERFED FINANCIAL CORPORATION




Date       11/14/96                   /s/ Lyle R. Grimes
     ------------------------         ------------------------------------------
                                      Lyle R. Grimes
                                      Chairman of the Board/ President
                                        and Chief Executive Officer
                                      (Duly Authorized Officer)





Date       11/14/96                   /s/ James A. Salisbury
     ------------------------         ------------------------------------------
                                      James A. Salisbury
                                      Treasurer and Chief Financial Officer
                                      (Principal Finance and Accounting Officer)