Form 10-Q
period 1996-12-31
WESTERFED FINANCIAL CORP
filed 1997-02-13
CIK 912428

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---------              THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter period ended December 31,
                                      1996

                                       OR

------------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-22772
                                                -------

                         WESTERFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in this charter)

          DELAWARE                                        81-0487794
-------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer ID #)
 incorporation or organization)

110 East Broadway, Missoula, Montana                          59802
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
   including area code
                                                            406-721-5254
                                                            ------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.

                               Yes __X__ No _____

            The number of shares outstanding of each of the Issuer's
               Classes of Common Stock, as of the latest date is:

Class: Common Stock, Par Value $0.01 per share; Outstanding at February 10, 1997
                -- 4,397,156 shares (including restricted shares)

                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----

PART I -- FINANCIAL INFORMATION

     ITEM 1       FINANCIAL STATEMENTS..........................................................................   - 3 -

         Consolidated Balance Sheets - December 31, 1996 (Unaudited) and June 30, 1996 .........................   - 3 -

         Consolidated Statements of Income - Three and Six Month Period Ended
              December 31, 1996 and December 31, 1995  (Unaudited)..............................................   - 4 -

         Consolidated Statement of Stockholders' Equity for the Six Month Period Ended
              December 31, 1996 (Unaudited).....................................................................   - 5 -

         Consolidated Statements of Cash Flows for the Six Month Period Ended
              December 31, 1996 and December 31, 1995 (Unaudited) ..............................................   - 6 -

         Notes to Consolidated Financial Statements.............................................................   - 7 -

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................................................   - 10 -


PART II -- OTHER INFORMATION...................................................................................   - 23 -

     ITEM 1       LEGAL PROCEEDINGS............................................................................   - 23 -

     ITEM 2       CHANGE IN SECURITIES.........................................................................   - 23 -

     ITEM 3       DEFAULTS UPON SENIOR SECURITIES..............................................................   - 23 -

     ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS............................................   - 23 -

     ITEM 5       OTHER INFORMATION............................................................................   - 23 -

     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K.............................................................   - 23 -


SIGNATURES.....................................................................................................   - 24 -


ITEM 1        FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 1996 (Unaudited) and June 30, 1996

(Dollars in thousands, except share and per share data)

                                                                        (Unaudited)
                                                                       December 31,             June 30,
                                                                           1996                   1996
                                                                       ----------             -----------
                                ASSETS

Cash and due from banks                                                  $  8,300             $     7,829
Interest-bearing due from banks                                            16,108                   5,470
                                                                       ----------             -----------
       Cash and cash equivalents                                           24,408                  13,299

Interest-bearing deposits                                                     190                   3,000
Investment securities available-for-sale                                   47,892                  35,637
Investment securities, at amortized cost (estimated market value of
    $1,854 at December 31, 1996 and $9,399 at June 30, 1996)                1,852                   9,347
Stock in Federal Home Loan Bank of Seattle, at cost                         7,775                   7,471
Mortgage-backed securities available-for-sale                              35,475                  44,909
Mortgage-backed securities, at amortized cost (estimated market
    value of $56,594 at December 31, 1996 and $59,278 at June 30, 1996)    56,129                  60,038
Loans available-for-sale                                                    1,156                   3,967
Loans receivable, net                                                     365,309                 364,226
Accrued interest receivable                                                 3,691                   3,695
Premises and equipment, net                                                14,411                  13,758
Cash surrender value of life insurance policies                             3,258                   3,183
Other assets                                                                2,071                   1,401
                                                                       ----------             -----------
              Total assets                                               $563,617             $   563,931
                                                                       ==========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                              $343,842             $   350,212
   Borrowed funds                                                         130,712                 125,838
   Advances from borrowers for taxes and insurance                          2,848                   3,255
   Income taxes                                                             2,719                   1,961
   Accrued interest payable                                                 1,217                   1,219
   Accrued expenses and other liabilities                                   2,773                   2,839
                                                                       ----------             -----------

       Total liabilities                                                  484,111                 485,324
                                                                       ----------             -----------


Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding                                                        ---                     ---
    Common stock, $.01 par value, 10,000,000 shares authorized;
      4,397,156 shares outstanding at December 31, 1996 and
      4,395,204  outstanding at June 30, 1996                                  46                      46
    Additional paid-in capital                                             45,499                  45,451
    Common stock acquired by ESOP/RRP                                      (3,155)                 (3,558)
    Treasury stock, at cost                                                (3,080)                 (3,079)
    Net unrealized gain  on securities available-for-sale                    (144)                   (226)
    Retained earnings, substantially restricted                            40,340                  39,973
                                                                       ----------             -----------

       Total stockholders' equity                                          79,506                  78,607
                                                                       ----------             -----------

           Total liabilities and stockholders' equity                    $563,617             $   563,931
                                                                       ==========             ===========

       Book value per share                                              $  18.08             $    17.88
                                                                       ==========             ===========



See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three and Six Month Period Ended December 31, 1996 and December 31, 1995 (Unaudited).

(Dollars in thousands, except share and per share data)                  (Unaudited)                         (Unaudited)
                                                                     Three Months Ended                   Six Months Ended
                                                                        December 31,                        December 31,
                                                                   1996               1995             1996              1995
                                                               --------------------------------------------------------------------

Interest income:
  Loans receivable                                            $       7,834      $       7,051     $     15,544      $     13,674
  Mortgage-backed securities available-for-sale                         668              1,160            1,396             2,175
  Mortgage-backed securities                                          1,001              1,265            2,038             2,633
  Investment securities available-for-sale                              757                759            1,448             1,618
  Investment securities                                                  61                255              214               487
   Interest-bearing deposits                                            261                144              489               409
  Other                                                                  46                 46               92                90
                                                             --------------      -------------      -----------      -------------

      Total interest income                                          10,628             10,680           21,221            21,086
                                                             --------------      -------------      -----------      -------------

Interest expense:
  NOW and money market demand                                           367                442              749               888
  Savings                                                               465                491              939               985
  Certificates of deposit                                             2,994              3,055            6,003             6,030
  Advances from FHLB-Seattle and other borrowed funds                 2,079              2,274            4,164             4,517
                                                             --------------      -------------      -----------      -------------

      Total interest expense                                          5,905              6,262           11,855            12,420
                                                             --------------      -------------      -----------      -------------

      Net interest income                                             4,723              4,418            9,366             8,666
Provision for loan losses                                                27                ---               42               ---
                                                             --------------      -------------      -----------      -------------

      Net interest income after provision for loan losses             4,696              4,418            9,324             8,666
                                                             --------------      -------------      -----------      -------------

Non-interest income:
  Loan origination fees                                                  98                 70              223               203
  Service fees                                                          565                538            1,131             1,047
  Net gain on sale of loans and securities available-for-sale           205                 38              314               449
  Other                                                                  35                 42               70                78
                                                             --------------      -------------      -----------      -------------

      Total non-interest income                                         903                688            1,738             1,777
                                                             --------------      -------------      -----------      -------------
Non-interest expenses:
  Compensation and employee benefits                                  1,706              1,745            3,593             3,630
  Net occupancy expense of premises                                     256                214              478               427
  Equipment and furnishings expense                                     173                145              364               283
  Data processing expenses                                              168                158              333               308
  Federal insurance premium                                             155                199              366               400
  SAIF special assessment                                               ---                ---            2,297               ---
  Marketing and advertising                                             196                179              232               324
  Net expense (income) from operation of real estate owned                2                ---                2               ---
  Other                                                                 795                604            1,517             1,471
                                                             --------------      -------------      -----------      -------------

      Total non-interest expense                                      3,451              3,244            9,182             6,843
                                                             --------------      -------------      -----------      -------------

      (Loss) income before income taxes                               2,148              1,862            1,880             3,600

Income taxes                                                           (796)              (717)            (707)           (1,388)
                                                             --------------      -------------      -----------      -------------

  Net (loss) income                                           $       1,352      $       1,145     $      1,173      $      2,212
                                                              =============      =============     ============      ============

Net (loss) income per share                                   $        0.31      $        0.27     $       0.27      $       0.52
                                                              =============      =============     ============      ============

Dividends per share                                           $       0.100      $       0.080     $      0.195      $      0.155
                                                              =============      =============     ============      ============
 Dividend payout ratio before SAIF assessment                         32.26%             29.63%           72.22%            29.81%
                                                              =============      =============     ============      ============
Weighted average common shares outstanding for
  earnings per share
                                                                  4,309,470          4,265,158        4,278,233         4,259,582
                                                              =============      =============     ============      ============

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Six Month Period Ended December 31, 1996 (Unaudited).

(Dollars in thousands, except share and per share data)



                                                                                                              Net
                                                                                                          Unrealized
                                                                                                            Loss on
                                             Additional                                                   Securities
                                   Common     Paid-In           ESOP/         Treasury       Retained     Available
                                    Stock     Capital            RRP            Stock        Earnings      for Sale       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996            $  46       45,451           (3,558)        (3,079)         39,973        (226)         78,607

Net income                             --           --               --             --           1,173          --           1,173

Change in net unrealized loss on
     securities available-for-sale     --           --               --             --              --          82              82

Principal payment made
     by ESOP                           --           48              165             --              --          --             213

Amortization of award of
     RRP stock                         --           --              237             --              --          --             237

Shares forfeited by RRP
     participants (166 shares)         --           --                1             (1)             --          --              --

Cash dividends declared
     ($0.195 per share)                --           --               --             --            (806)         --            (806)
--------------------------------------------- -------- -------- -------------------------------------------------------------------
Balance at December 31, 1996        $  46       45,499           (3,155)        (3,080)         40,340        (144)         79,506
===================================================================================================================================





See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Six Month Period Ended December 31, 1996 and December 31, 1995 (Unaudited)

(Dollars in thousands)

                                                                                             (Unaudited)
                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                     1996                   1995
                                                                                -------------          -------------

  Net cash provided by operating activities                                     $      11,162          $      11,312
                                                                                -------------          -------------


Cash flows from investing activities:
  Net change in interest-bearing deposits                                               2,810                  2,102
  Purchases of mortgage-backed securities                                                (983)               (14,917)
  Proceeds from sales of mortgage-backed securities                                     3,207                  3,517
  Principal payments on mortgage-backed securities                                     11,179                 12,691
  Purchases of investment securities                                                  (42,723)               (10,669)
  Dividends paid to stockholders                                                         (392)                  (307)
  Proceeds from maturities of investment securities                                    38,165                 16,490
  Principal payments on investment securities                                             109                    577
  Net change in loans receivable                                                         (831)               (36,245)
  Purchases of premises and equipment                                                  (1,076)                (1,272)
                                                                                -------------          -------------


      Net cash used by investing activities                                             9,465                (28,033)
                                                                                -------------          -------------


Cash flows from financing activities:
  Net change in deposits excluding interest credited                                  (13,950)                   (18)
  Proceeds from borrowings                                                             10,320                 57,300
  Payments on borrowings                                                               (5,480)               (45,240)
  Net change in advances from borrowers for taxes and insurance                          (408)                  (527)
  Proceeds from sales of investment securities                                            ---                  3,840
                                                                                -------------          -------------

      Net cash provided (used) by financing activities                                 (9,518)                15,355
                                                                                -------------          -------------


Net increase (decrease) in cash and cash equivalents                                   11,109                 (1,366)

Cash and cash equivalents at beginning of period                                       13,299                 15,374
                                                                                -------------          -------------


Cash and cash equivalents at end of period                                      $      24,408          $      14,008
                                                                                =============          =============
Supplemental disclosure of cash flow information:
  Payments during the period for:
      Interest
      Income taxes, net
                                                                                $       4,288          $       4,387
                                                                                           11                  1,063
                                                                                =============          =============









See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results anticipated for the year ending June 30, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1996.

2.       CASH EQUIVALENTS
              For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.       COMPUTATION OF NET INCOME PER SHARE
              Net income per common share is based on the weighted average number of shares outstanding during the period applying the treasury stock method to common stock equivalents. The weighted average number of common and common stock equivalents for the six month period ended December 31, 1996 were 4,278,233. Stock options have been granted, under the Company's stock option and incentive plan, to purchase 434,784 shares. In addition 191,904 shares of restricted stock have been issued in accordance with the recognition and retention plan established by the Company. These stock options and restricted stock awards are reflected in the income per share computations in the accompanying financial statements. In addition, there have been 354,933 shares of common stock issued to the Employee Stock Ownership Plan
         (ESOP) trust for the benefit of the employees of the Company and its subsidiaries. ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At December 31, 1996, 94,288 ESOP shares were committed to be released and were considered in the earnings per share computations.

4.       DIVIDENDS DECLARED
              On December 17, 1996 the Board of Directors of the Company declared a quarterly cash dividend of $0.100 per share, payable on February 21, 1997 to stockholders of record on February 7, 1997.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS
         FOLLOWS:


                                                                         HELD-TO-MATURITY
                                                                      (Dollars in Thousands)
                                                (Unaudited)
                                             December 31, 1996                                      June 30, 1996

                                              Gross       Gross    Estimated                      Gross       Gross    Estimated
                                Amortized   Unrealized  Unrealized    Fair          Amortized   Unrealized  Unrealized    Fair
                                   Cost       Gains      Losses      Value             Cost       Gains      Losses      Value
                               --------------------------------------------       ---------------------------------------------
Federal Agency obligations      $   1,003       1          ---       1,004        $    4,010          2       (7)        4,005

Corporate obligations                 849       1          ---         850             5,333         22       ---        5,355

Other investments                     ---     ---          ---         ---                 4         35       ---           39
                               --------------------------------------------       ---------------------------------------------
  Total investment securities       1,852           2     ---         1,854             9,347        59       (7)        9,399

Mortgage-backed securities         56,129         565    (100)       56,594            60,038       212     (972)       59,278
                               --------------------------------------------       ---------------------------------------------
                                $  57,981         567    (100)       58,448        $   69,385       271     (979)       68,677
                               ============================================       =============================================

                                                                        AVAILABLE-FOR-SALE
                                                                      (Dollars in Thousands)
                                                (Unaudited)
                                             December 31, 1996                                       June 30, 1996

                                              Gross       Gross    Estimated                      Gross       Gross    Estimated
                                Amortized   Unrealized  Unrealized    Fair          Amortized   Unrealized  Unrealized    Fair
                                   Cost       Gains      Losses      Value             Cost       Gains      Losses      Value
                               --------------------------------------------       ---------------------------------------------
Federal Agency obligations     $   45,596       50        (277)      45,369         $  32,841       21        (232)      32,630

Corporate obligations               2,485        1          (2)       2,484             3,000       ---        (20)       2,980

Other investments                       3       36         ---           39                28       ---         (1)          27
                               ----------------------------------------------       -------------------------------------------
  Total investment securities      48,084       87        (279)      47,892            35,869       21        (253)      35,637

Mortgage-backed securities         35,496      175        (196)      35,475            45,035      154        (280)      44,909
                               ----------------------------------------------       -------------------------------------------
                               $   83,580      262        (475)      83,367         $  80,904      175        (533)      80,546
                               ==============================================       ===========================================


A comparison of the amortized cost and estimated fair value of investment securities by contractual maturities at December 31, 1996 is as follows:



                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                                      (Unaudited)
                                                  December 31, 1996
                                           Amortized             Estimated
                                              Cost               Fair Value
                                          ----------------------------------
Due in one year  or less                  $       1,852          $       1,854
Due after one year through 5 years                  ---                    ---
Due after 5 years through 10 years                  ---                    ---
Due after 10 years                                  ---                    ---
Other                                               ---                    ---
                                         --------------          -------------
                                         $        1,852          $       1,854
                                         ==============          =============


                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)
                                                      (Unaudited)
                                                  December 31, 1996
                                           Amortized                Estimated
                                              Cost                  Fair Value
                                          -------------------------------------
Due in one year  or less                  $      32,536             $   32,514
Due after one year through 5 years               10,925                 10,899
Other                                                 3                     39
SBA loans contractually due after
   5 years                                        4,620                  4,440
                                         --------------             ----------
                                          $      48,084             $   47,892
                                          =============             ==========




Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTH PERIOD FROM JUNE 30, 1996 TO DECEMBER 31, 1996

              General -- Total assets decreased slightly to $563.6 million at December 31, 1996 from $563.9 million at June 30, 1996. Loans receivable decreased $1.7 million, mortgage-backed securities decreased $13.3 million while investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and other interest earning assets increased $13.0 million. Deposits decreased $6.4 million while borrowed funds increased $4.9 million.

              Loans Receivable -- Loans receivable and loans available-for-sale decreased $1.7 million to $366.5 million at December 31, 1996 from $368.2 million at June 30, 1996. Real Estate mortgage loans decreased $16.8 million while consumer loans increased $15.1 million. The $1.7 million decrease was primarily the result of $74.8 million in new loan originations and $1.1 million in purchases of real estate loans, which were partially offset by principal repayments of $48.4 million and the sale of whole loans of $30.7 million. Real estate loan originations declined to $45.0 million during the six month period ended December 31, 1996 from $74.6 million for the same period last year, primarily due to a decline in refinancing activity, a slow-down in new construction and home sales and increased mortgage lending competition. The $30.7 million in loan sales were primarily long term fixed rate mortgages sold on the secondary market in an effort to reduce interest rate risk. Consumer loan originations increased to $29.8 million for the six month period ended December 31, 1996 from $13.1 million for the same period last year due primarily to the increase in loans originated directly through local auto and recreational dealers.

              Mortgage-Backed Securities -- Mortgage-backed securities decreased $13.3 million to $91.6 million at December 31, 1996 from $104.9 million at June 30, 1996. The $13.3 million decrease was primarily the result of principal repayments of $10.9 million and the sale of $3.5 million of adjustable rate securities, partially offset by the purchase of $1.0 million of adjustable rate securities.

              Investment Securities, FHLB Stock and Other Interest Earning Assets -- Investment securities, FHLB stock and other interest earning assets increased $13.0 million to $77.1 million at December 31, 1996 from $64.1 million at June 30, 1996. The increase was primarily the result of the purchase of $42.7 million in investment securities, an increase in FHLB stock of $303,000 and a $10.6 million net increase in interest-bearing due from banks, partially offset by a $2.8 million net decrease in interest-bearing deposits and maturities and principal payments of $38.2 million. Investment securities purchased during the six month period ended December 31, 1996 included $40.7 million of U.S. Agency securities with maturities of three years or less and $2.0 million of U.S. Agency securities with maturities of three to five years. These investments were purchased in an attempt to earn interest rates in excess of over-night funds rates while minimizing the effects of potential interest rate increases. These purchases were funded primarily from the proceeds of maturing investments and the proceeds of principal repayments and the sale of mortgage-backed securities.

              From time to time, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At December 31, 1996 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at December 31, 1996 was $4.7 million and they will mature in 1998.

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

         The following summarizes interest rate cap agreements at December 31, 1996:



         Notional principal              Agreement
               amount                   termination                   Cap
         ------------------            ------------              ------------
           (in thousands)
                $25,000                 March, 1997               6.5% - 10.0%
                  5,000                  July, 1999                   6.5%
                  5,000                  July, 1999                   7.0%
                ---------
                $35,000
                =========

              Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At December 31, 1996 the Bank did not have any interest rate swap agreements in place.

              The counter party to the cap agreements is the FHLB of Seattle and the agreements are not collateralized. Interest rate swaps would be collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

              Deposits -- Deposits decreased $6.4 million to $343.8 million at December 31, 1996 from $350.2 million at June 30, 1996. NOW and Money Market accounts decreased $1.8 million while Passbook accounts and Certificates of Deposit each decreased $2.3 million. The decrease in deposits is primarily the result of increased competition in the Bank's market areas. While the Bank pays competitive interest rates, management believes it is not prudent to pay deposit rates beyond normal treasury spreads while the Bank's regulatory liquidity remains strong at 13.6%.

              Borrowed Funds -- Borrowed funds increased $4.9 million to $130.7 million, at December 31, 1996 from $125.8 million at June 30, 1996. There was $10.0 million of new fixed rate advances with maturities of one to four years and a $320,000 note to a third party to purchase real estate to be used in the Bank's operations. Principal repayments on FHLB advances were $4.7 million and repayments on collateralized mortgage obligations were $203,000 during the six month period ended December 31, 1996. One advance of $500,000 matured during the period.

              Stockholders' Equity -- Stockholders' equity increased $899,000 to $79.5 million at December 31, 1996 from $78.6 million at June 30, 1996. This increase was due to net income for the six month period of $1.2 million, $450,000 related to contributions to the Employee Stock Ownership Plan and shares earned under the Recognition and Retention Plan and $82,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115. Stockholders' equity was reduced $806,000 for dividends declared during the six month period.

2. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995.



                              RESULTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                 December 31,
                                                                                  (Unaudited)

                                                                   1996              Change            1995
                                                                  Amount             Change           Amount
                                                               -------------    ---------------     ------------
                                                                                (In Thousands)

Total interest income                                         $      10,628      $         (52)    $     10,680
Total interest expense                                                5,905               (357)           6,262
                                                               -------------    ---------------     ------------


         Net interest income                                          4,723                305            4,418
Provision for loan losses                                                27                 27              ---
                                                               -------------    ---------------     ------------

         Net interest income after provision for loan losses          4,696                278            4,418
                                                               -------------    ---------------     ------------


Fees and service charges                                                663                 55              608
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                205                167               38
Other non-interest income                                                35                 (7)              42
                                                               -------------    ---------------     ------------

         Total non-interest income                                      903                215              688
                                                               -------------    ---------------     ------------


Income before non-interest expense                                    5,599                493            5,106
Total non-interest expense                                            3,451                207            3,244
                                                               -------------    ---------------     ------------


         Income before income taxes                                   2,148                286            1,862
Income taxes                                                           (796)               (79)            (717)
                                                               -------------    ---------------     ------------

         Net income                                           $       1,352      $         207     $      1,145
                                                              =============      =============     ============


     Net Interest Income Analysis -- The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.




                                                                            Three Month Period Ended
                                                                                  (Unaudited)
                                                       December 31, 1996                               December 31, 1995
                                           -------------------------------------          ---------------------------------------
                                              Average        Interest                        Average       Interest
                                            Outstanding       Earned/     Yield/           Outstanding      Earned/       Yield/
                                            Balance (5)        Paid        Rate             Balance (5)      Paid          Rate
                                           -------------------------------------          ---------------------------------------

INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                 $  370,753      $   7,834       8.45%          $   341,667    $   7,050        8.25%
  Mortgage-backed securities (2)               95,124          1,669       7.02               142,691        2,425        6.80
  Investments (2)                              51,815            818       6.31                54,187        1,015        7.49
  Other interest-earning assets (3)            18,861            261       5.54                13,642          144        4.22
  Cash surrender value of life insurance        3,245             46       5.67                 3,012           46        6.11
                                            ---------       --------      ------          -----------     ---------      ------

Total Interest-Earning Assets              $  539,798      $  10,628       7.88%          $   555,199    $  10,680        7.69%
                                            =========       ========      ======          ===========     =========      ======

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                 $  208,193      $   2,993       5.75%          $   211,818    $   3,138        5.93%
  Passbook deposits                            62,949            466       2.96                64,547          491        3.04
  Demand and NOW accounts                      47,681            166       1.39                47,196          229        1.94
  Money market accounts                        23,389            201       3.44                24,604          213        3.46
                                            ---------       --------      ------          -----------     ---------      ------

    Total deposits                            342,212          3,826       4.47               348,165        4,071        4.68
  FHLB advances and notes payable             128,760          2,038       6.33               138,359        2,140        6.19
  Collateralized mortgage obligations           1,004             41      16.33                 1,450           51       14.07
                                            ---------       --------      ------          -----------     ---------      ------

   Total Interest-Bearing Liabilities      $  471,976      $   5,905       5.00%          $   487,974    $   6,262        5.13%
                                            =========       ========      ======          ===========     =========      ======

Net interest income                                        $   4,723                                     $   4,418
                                                            ========                                      =========

Net interest rate spread                                                   2.88%                                          2.56%
                                                                           ====                                           ====

Net interest earning assets                $   67,822                                     $    67,225
                                           ==========                                     ===========

Net interest margin (4)                                                       3.50%                                          3.18%
                                                                              ====                                           ====

Average interest-earning assets to average
    interest-bearing liabilities                                 114.37%                                       113.78%
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

         General -- Net income increased $207,000, or 18.1%, to $1,352,000 for the three month period ended December 31, 1996 from $1,145,000 for the same period last year. Net interest income after provision for loan losses increased $278,000 and non-interest income increased $215,000 while non-interest expense and income tax expense increased $207,000 and $79,000 respectively. The net interest margin (net interest income divided by average interest-earning assets) increased to 3.50% during the quarter ended December 31, 1996 from 3.18% during the same period last year. The interest rate spread at December 31, 1996 was 2.65% as compared to 2.45% at December 31, 1995. During the quarter ended December 31, 1996 the Company re-invested maturing long-term securities into shorter term investment securities in order to fund the pending acquisition of Security Bancorp.

         Interest Income -- Interest income decreased $52,000 to $10.6 million for the three month period ended December 31, 1996 from $10.7 million for the same period last year. The slight decrease was the result of a $15.4 million decrease in average total interest-earning assets to $539.8 million during the three month period ended December 31, 1996 from $555.2 million during the same period last year. The effects on interest income of the decrease in average interest-earning assets was partially offset by an increase in the average yield on interest-earning assets to 7.88% during the quarter ended December 31, 1996 from 7.69% during the same period last year.

         Interest earned on loans receivable increased $784,000 due primarily to a $29.1 million increase in the average balance of loans receivable to $370.8 million during the three month period ended December 31, 1996 from $341.7 million for the same period last year. In addition, the average yield on loans increased to 8.45% during the three month period ended December 31, 1996 from 8.25% for the same period last year. The increase in the average balance of loans receivable was the result of continued loan production in excess of principal repayments and the sale and securitization of loans. The increase in yield was the result of new loans being originated at rates greater than the average rate of loans being repaid, primarily on consumer loans.

         Interest earned on mortgage-backed securities decreased $756,000 due primarily to a $47.6 million decrease in the average balance of mortgage-backed securities outstanding to $95.1 million for the three month period ended December 31, 1996 from $142.7 million during the same period last year. The decrease in average balance was the result of management's decision during the fiscal year to use a portion of the mortgage-backed securities portfolio to partially fund the growth in loans receivable in an attempt to earn yields greater than those available on mortgage-backed securities.

         Interest earned on investment securities, FHLB stock and other interest earning assets decreased $80,000 primarily due to a decrease in the average yield to 6.09% during the quarter ended December 31, 1996 from 6.80% for the same period last year. The effects of the decrease in yield were partially offset by an increase in the average balance of these securities of $3.1 million to $73.9 million during the quarter ended December 31, 1996 from $70.8 million during the same period last year. The decrease in yield was primarily the result of the re-investing of maturing securities into securities with shorter terms and lower yields than those securities maturing or called during the period. These short term, lower yielding securities are generally to be used to partially fund the pending acquisition of Security Bancorp.

         Interest Expense -- Total interest expense decreased $357,000 to $5.9 million for the three month period ended December 31, 1996 from $6.3 million for the same period last year. Interest expense on deposits decreased $245,000 due to both a decrease in the average rate paid on deposits to 4.47% during the three month period ended December 31, 1996 from 4.68% during the same period last year and a decrease in the average balance of deposits of $245,000 to $342.2 million during the three month period ended December 31, 1996 from

     $348.2 million during the same period last year. Certificates of deposit, passbook deposits, and money market accounts all decreased in both average balances and average rate paid. A new non-interest bearing checking program was implemented during the current fiscal year. The average balance of demand and NOW accounts increased $485,000 during the quarter ended December 31, 1996 to $47.7 million as compared to $47.2 million during the same period last year. The average rate paid on demand and NOW accounts decreased to 1.39% during the quarter ended December 31, 1996 from 1.94% for the same period last year. Interest expense on borrowed funds also decreased $112,000 due primarily to a decrease in average balances of $10.0 million to $129.8 million during the three month period ended December 31, 1996 from $139.8 million for the same period last year.

         Provisions for Loan Losses -- The provision for loan losses increased to $27,000 for the three month period ended December 31, 1996 as compared to no provision for the same period last year. The Company has begun adding to the provision for loan losses due to the increase in consumer loans and commercial real estate loans held in the loan portfolio.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At December 31, 1996 the Company had $1.4 million of non-performing assets (representing 0.25% of total assets) compared to $715,000 at June 30, 1996 (representing 0.13% of total assets). The increase in non-performing assets was primarily the result of a $357,000 increase in non-performing consumer loans and a $199,000 increase in non-performing commercial real estate loans. The $357,000 increase in non-performing loans includes $309,000 of real estate secured loans. At December 31, 1996 the Company had allowance for loan losses to non-performing assets of 139.9% as compared to 280.4% at June 30, 1996. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

         Non-Interest Income -- Non-interest income increased $215,000 to $903,000 for the quarter ended December 31, 1996 from $688,000 for the same quarter last year. This was primarily the result of a $167,000 increase in gain on sale of loans, mortgage-backed securities and investment securities. There was an increase of $180,000 related to gains on sale of loans into the secondary market while a $13,000 loss was related to the sale of mortgage-backed securities.

         Non-Interest Expense -- Non-interest expense increased $207,000 to $3.4 million for the quarter ended December 31, 1996 from $3.2 million for the same quarter last year. The increase was primarily due to other expenses related to the expansion of customer service programs. The efficiency ratio (total non-interest expense divided by total income) improved to 61.6% for the quarter ended December 31, 1996 from 63.5% for the same quarter last year.

         Income Taxes -- Income tax expense increased $79,000 due to the $286,000 increase in income before income taxes.

3. COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995.


                              RESULTS OF OPERATIONS

                                                                               Six Months Ended
                                                                                 December 31,
                                                                                  (Unaudited)

                                                                   1996                                1995
                                                                  Amount             Change           Amount
                                                               -------------    --------------      ------------
                                                                                (In Thousands)

Total interest income                                         $      21,221      $         135     $     21,086
Total interest expense                                               11,855               (565)          12,420
                                                               -------------    --------------      ------------


     Net interest income                                              9,366                700            8,666
Provision for loan losses                                                42                 42              ---
                                                               -------------    --------------      ------------

     Net interest income after provision for loan losses              9,324                658            8,666
                                                               -------------    --------------      ------------


Fees and service charges                                              1,354                104            1,250
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                314               (135)             449
Other non-interest income                                                70                 (8)              78
                                                               -------------    --------------      ------------

     Total non-interest income                                        1,738                (39)           1,777
                                                               -------------    --------------      ------------


Income before non-interest expense                                   11,062                619           10,443
Total non-interest expense                                            9,182              2,339            6,843
                                                               -------------    --------------      ------------


     Income before income taxes                                       1,880             (1,720)           3,600
Income taxes                                                           (707)               680           (1,387)
                                                               -------------    --------------      ------------


     Net income                                               $       1,173      $      (1,040)    $      2,213
                                                              =============      =============     ============



     Net Interest Income Analysis -- The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield.


                                                                             Six Month Period Ended
                                                                                  (Unaudited)
                                                       December 31, 1996                               December 31, 1995
                                           -------------------------------------           ---------------------------------------


                                              Average      Interest                          Average      Interest
                                            Outstanding     Earned/        Yield/          Outstanding     Earned/        Yield/
                                            Balance (5)      Paid           Rate           Balance (5)      Paid           Rate
                                           -------------------------------------           ---------------------------------------

INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  370,847     $   15,544       8.38%          $   331,848    $  13,674        8.24%
  Mortgage-backed securities (2)                  98,651          3,435       6.96               140,298        4,808        6.85
  Investments (2)                                 53,155          1,661       6.25                57,856        2,105        7.28
  Other interest-earning assets (3)               14,722            489       6.64                16,636          409        4.92
  Cash surrender value of life insurance           3,227             92       5.70                 2,994           90        6.01
                                              ----------       --------      -----           -----------     ---------      ------

Total Interest-Earning Assets                 $  540,601     $   21,221       7.85%          $   549,631    $  21,086        7.67%
                                              ==========       ========      =====           ===========     =========      ======

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                    $  208,967     $    6,002       5.74%          $   210,535    $   6,199        5.89%
  Passbook deposits                               63,332            940       2.97                64,915          985        3.03
  Demand and NOW accounts                         48,292            343       1.42                47,107          456        1.94
  Money market accounts                           23,583            406       3.44                24,901          432        3.47
                                              ----------       --------      -----           -----------     ---------      ------

    Total deposits                               344,173          7,691       4.47               347,457        8,072        4.65
  FHLB advances and notes payable                128,592          4,077       6.34               134,858        4,242        6.29
  Collateralized mortgage obligations              1,051             87      16.56                 1,494          106       14.19
                                              ----------       --------      -----           -----------     ---------      ------

   Total Interest-Bearing Liabilities         $  473,815     $   11,855       5.00%          $   483,808    $  12,420        5.13%
                                              ==========       ========      =====           ===========     =========      ======

Net interest income                                          $    9,366                                     $   8,666
                                                             ==========                                     =========

Net interest rate spread                                                      2.85%                                          2.54%
                                                                              ====                                           ====

Net interest earning assets                   $   66,786                                     $    65,823
                                              ==========                                     ===========

Net interest margin (4)                                                       3.47%                                          3.15%
                                                                              ====                                           ====

Average interest-earning assets to average
    interest-bearing liabilities                                 114.10%                                       113.61%
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

         General -- Net income decreased $1.0 million to $1.2 million for the six month period ended December 31, 1996 from $2.2 million for the same period last year. The $1.0 million decrease in net income resulted from a $1.4 million after tax one-time special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF"). Net income was decreased by increases in non-interest expense of $2.3 million and a decrease in non-interest income of $39,000 while increases in net interest income after provisions for loan losses of $658,000 and a reduction in income tax expense of $680,000 partially offset the decreases to net income.

         Interest Income -- Interest income increased $135,000 to $21.2 million for the six month period ended December 31, 1996 from $21.1 million for the same period last year. The increase resulted from an increase in the average yield on interest-earning assets to 7.85% during the six month period ended December 31, 1996 from 7.67% during the same period last year, which offset the effects of a $9.0 million decrease in the average balance of interest-earning assets to $540.6 million during the six month period ended December 31, 1996 from $549.6 million during the same period last year.

         Interest earned on loans receivable increased $1.8 million, or 13.1%, to $15.5 million for the six month period ended December 31, 1996 from $13.7 million for the same period last year, due primarily to a $39.0 million increase in the average balance of loans receivable to $370.8 million during the six month period ended December 31, 1996 from $331.8 million for the same period last year. In addition, the average yield on loans increased to 8.38% during the six month period ended December 31, 1996 from 8.24% for the same period last year. The increase in the average balance of loans receivable was the result of continued loan production in excess of principal repayments and the sale and securitization of loans. The increase in yield was the result of new loans being originated at rates greater than the average rate of loans being repaid, primarily on consumer loans.

         Interest earned on mortgage-backed securities decreased $1.4 million due primarily to a $41.6 million decrease in the average balance of mortgage-backed securities outstanding to $98.7 million for the six month period ended December 31, 1996 from $140.3 million during the same period last year. The decrease in average balance was the result of management's decision during the fiscal year to use a portion of the mortgage-backed securities portfolio to partially fund the growth in loans receivable in an attempt to earn yields greater than those available on mortgage-backed securities.

         Interest earned on investment securities, FHLB stock and other interest earning assets decreased $362,000 due primarily to a decrease of $6.4 million in average balances to $71.1 million during the six month period ended December 31, 1996 from $77.5 million during the same period last year. This decrease was the result of investing the proceeds of maturing investments into higher yielding new production mortgage and consumer loans.

         Interest Expense -- Total interest expense decreased $565,000 to $11.8 million for the six month period ended December 31, 1996 from $12.4 million for the same period last year. Interest expense on deposits decreased $381,000 due to both a decrease in the average rate paid on deposits to 4.47% during the six month period ended December 31, 1996 from 4.65% during the same period last year and a decrease in the average balance of deposits of $3.3 million to $344.2 million during the six month period ended December 31, 1996 from $347.5 million during the same period last year. Certificates of deposit, passbook deposits, and money market accounts all decreased in both average balances and average rate paid. A new non-interest bearing checking program was implemented during the quarter ended September 30, 1996 resulting in an increase in the average balance outstanding and a decrease in the average rate paid on demand and NOW accounts. Interest expense on borrowed funds also decreased $184,000 due to both a decrease in average balances of $6.8 million to $129.6 million during the six month period ended December 31, 1996 from $136.4 million for the same period last year while the average rate paid on FHLB advances increased slightly to 6.34% for the six months ended December 31, 1996 from 6.29% for the same period last year.

         Provisions for Loan Losses -- The provision for loan losses increased to $42,000 for the six month period ended December 31, 1996 as compared to no provision for the same period last year. The Company has begun adding to the provision for loan losses due to the increase in consumer loans and commercial real estate loans held in the loan portfolio.

         Non-Interest Income -- Non-interest income decreased $39,000 to $1.7 million for the six month period ended December 31, 1996 from $1.8 million for the same period last year. Gain on sale of loans, mortgage-backed securities, and investment securities decreased $135,000 while fees and service charges increased $104,000. The $104,000 increase in service fees was primarily the result of increases in checking fees and ATM transaction fees.

         Non-Interest Expense -- Non-interest expense increased $2.4 million to $9.2 million for the six month period ended December 31, 1996 from $6.8 million for the same period last year. The primary reason for the increase was a $2.3 million one-time special assessment to recapitalize the SAIF.

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

         The legislation required a special one-time assessment of approximately
     65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a tax affected charge to earnings of approximately $1.4 million during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

         The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. The FICO assessment for the SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.30 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment, and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $375,000 based upon the Bank's September 30, 1996 assessment base.

         Without the $2.3 million SAIF assessment, non-interest expense increased $39,000 to $6.9 million for the six month period ended December 31, 1996 from the $6.8 million for the same period last year. Excluding the $2.3 million special SAIF assessment, the efficiency ratio improved to 62.2% for the six month period ended December 31, 1996 from 65.5% for the same period last year.

         Income Taxes -- Income tax expense decreased $680,000 due to a reduction in income before income taxes of $1.7 million.

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


                                                        (Unaudited)

                                               December 31,      June 30,
                                                   1996            1996
                                               ---------         ---------
Non-accruing loans:                                   (In Thousands)
Real Estate:
    One-to-four family                        $      91         $      21
    Multi-family                                    ---               ---
    Commercial                                      ---               ---
    Construction                                    ---               ---
Consumer                                            462               383
                                              ---------         ---------

       Total                                        553               404
                                              ---------         ---------


Accruing loans delinquent 90 days or more:
Real Estate:
    One-to-four family                              377               288
    Multi-family                                    ---               ---
    Commercial                                      199               ---
    Construction                                    ---               ---
Consumer                                            272                23
                                              ---------         ---------

       Total                                        848               311
                                              ---------         ---------


Foreclosed Assets:
Real Estate:                                        ---               ---
    One-to-four family                              ---               ---
    Multi-family                                    ---               ---
    Commercial                                      ---               ---
    Construction                                    ---               ---
Consumer                                             29               ---
                                              ---------         ---------

       Total                                         29               ---
                                              ---------         ---------

Total non-performing assets                   $   1,430         $     715
                                              =========         =========


         Non-Performing Assets -- Total non-performing assets increased $715,000 to $1.4 million at December 31, 1996 from $715,000 at fiscal year end June 30, 1996. The increase was primarily the result of a $357,000 increase in non-performing consumer loans and a $199,000 increase in non-performing commercial real estate loans. The $357,000 increase in non-performing consumer loans includes $309,000 of real estate secured loans. In addition, the $1.4 million of non-performing assets at December 31, 1996 includes $251,000 of non-accruing consumer loans 100% secured by loans on savings accounts. Total non-performing assets as a percentage of total assets was 0.25% at December 31, 1996. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of December 31, 1996, there were $379,000 of loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At December 31, 1996 the recorded investment in impaired loans was $553,000, all of which were on non-accrual status. The Company has not established an impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was immaterial.

         Regulatory Capital -- At December 31, 1996 Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of December 31, 1996.

                                                         Approximate
(Dollars in Thousands)                     Actual        Requirement     Excess
                                        ---------       ------------    -------

Tangible Capital:
  Dollar Amount                         $ 63,318         $  8,217     $ 55,101
  Percent of tangible assets               11.56%            1.50%       10.06%
Core Capital:
  Dollar Amount                         $ 63,318         $ 16,435     $ 46,883
  Percent of adjusted tangible assets      11.56%            3.00%        8.56%
Risk-based Capital:
  Dollar Amount                         $ 65,249         $ 24,360     $ 40,889
  Percent of risk-weighted assets          21.43%            8.00%       13.43%

         The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended September 30, 1996, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $1.7 million under this rule. Based on the Bank's excess risk-based capital of $40.9 million at December 31, 1996 not withstanding this $1.7 million deduction from capital, the Bank would continue to exceed its risk-based capital requirement.

         The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115 , "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1996 the Bank had $139,000 of unrealized losses, net of income taxes, that were added to capital for purposes of determining regulatory capital.

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


ITEM 2        CHANGE IN SECURITIES -- None


ITEM 3        DEFAULTS UPON SENIOR SECURITIES -- None


ITEM 4        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS -- None


ITEM 5        OTHER INFORMATION -- None


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits -- None

              Form 8-K

              1. The registrant filed current reports on Form 8-K on January 23, 1997 to report the quarterly earnings released and a dividend declaration of $0.10 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                      WESTERFED FINANCIAL CORPORATION




                                       /s/ Lyle R. Grimes
                                      -----------------------------------------
                                      Lyle R. Grimes
                                      Chairman of the Board/President and
Date:   February 13, 1997             Chief Executive Officer
                                      (Duly Authorized Officer)



                                       /s/ James A. Salisbury
                                      ------------------------------------------
                                      James A. Salisbury
Date:   February 13, 1997             Treasurer and Chief Financial Officer
                                      (Principal Finance and Accounting Officer)