Form 10-Q
period 1997-03-31
WESTERFED FINANCIAL CORP
filed 1997-05-15
CIK 912428

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the quarter period ended March 31, 1997

                                       OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------   ---------------

                         Commission file number 0-22772
                                               ---------

                         WESTERFED FINANCIAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in this charter)


          DELAWARE                                      81-0487794
--------------------------------                   --------------------
(State or other jurisdiction of                     (IRS Employer ID #)
  incorporation or organization)

110 East Broadway, Missoula, Montana                       59802
---------------------------------------             --------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,                         406-721-5254
   including area code                              --------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.

                          Yes   X     No
                              -----      -----

            The number of shares outstanding of each of the Issuer's
               Classes of Common Stock, as of the latest date is:

   Class: Common Stock, Par Value $0.01 per share; Outstanding at May 9, 1997
                -- 5,551,172 shares (including restricted shares)

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                     ------
PART I -- FINANCIAL INFORMATION

     ITEM 1       FINANCIAL STATEMENTS.............................................................   - 3 -

         Consolidated Balance Sheets - March 31, 1997 (Unaudited) and June 30, 1996 ...............   - 3 -

         Consolidated Statements of Income - Three and Nine Month Period Ended
              March 31, 1997 and March 31, 1996  (Unaudited).......................................   - 4 -

         Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended
              March 31, 1997 (Unaudited)...........................................................   - 5 -

         Consolidated Statements of Cash Flows for the Nine Month Period Ended
              March 31, 1997 and March 31, 1996 (Unaudited) .......................................   - 6 -

         Notes to Consolidated Financial Statements................................................   - 7 -

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................................  - 11 -


PART II -- OTHER INFORMATION.......................................................................  - 24 -

     ITEM 1       LEGAL PROCEEDINGS................................................................  - 24 -

     ITEM 2       CHANGE IN SECURITIES.............................................................  - 24 -

     ITEM 3       DEFAULTS UPON SENIOR SECURITIES..................................................  - 24 -

     ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................................  - 24 -

     ITEM 5       OTHER INFORMATION................................................................  - 24 -

     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K.................................................  - 24 -


SIGNATURES.........................................................................................  - 25 -

ITEM 1        FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1997 (Unaudited) and June 30, 1996

                                                                               (Unaudited)
                                                                                 March 31,              June 30,
(Dollars in thousands, except share and per share data)                            1997                   1996
                                                                                -----------            ------------
                                ASSETS

Cash and due from banks                                                         $    14,629            $      7,829
Interest-bearing due from banks                                                      13,559                   5,470
                                                                                -----------            ------------
       Cash and cash equivalents                                                     28,188                  13,299

Interest-bearing deposits                                                                --                   3,000
Investment securities available-for-sale                                             32,221                  35,637
Investment securities, at amortized cost (estimated market value of
    $23,446 at March  31, 1997 and $9,399 at June 30, 1996)                          23,470                   9,347
Stock in Federal Home Loan Bank of Seattle, at cost                                  11,246                   7,471
Mortgage-backed securities available-for-sale                                        59,325                  44,909
Mortgage-backed securities, at amortized cost (estimated market
    value of $114,588 at March 31, 1997 and $59,278 at June 30, 1996)               114,740                  60,038
Loans available-for-sale                                                              1,046                   3,967
Loans receivable, net                                                               596,111                 364,226
Accrued interest receivable                                                           6,686                   3,695
Premises and equipment, net                                                          28,892                  13,758
Core deposit intangible                                                               6,717                      --
Goodwill                                                                             14,782                      --
Cash surrender value of life insurance policies                                       6,048                   3,183
Other assets                                                                          2,968                   1,401
                                                                                -----------            ------------
       Total assets                                                             $   932,440            $    563,931
                                                                                ===========            ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                                     $   634,404            $    350,212
   Borrowed funds                                                                   168,869                 125,838
   Advances from borrowers for taxes and insurance                                    7,058                   3,255
   Income taxes                                                                       4,559                   1,961
   Accrued interest payable                                                           3,272                   1,219
   Accrued expenses and other liabilities                                            11,914                   2,839
                                                                                -----------            ------------
       Total liabilities                                                            830,076                 485,324
                                                                                -----------            ------------
Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding                                                                   --                      --
    Common stock, $.01 par value, 10,000,000 shares authorized;
      5,551,172 shares outstanding at March 31, 1997 and
      4,395,204  outstanding at June 30, 1996                                            58                      46
    Additional paid-in capital                                                       67,595                  45,451
    Common stock acquired by ESOP/RRP                                                (3,032)                 (3,558)
    Treasury stock, at cost                                                          (3,080)                 (3,079)
    Net unrealized gain  on securities available-for-sale                              (155)                   (226)
    Retained earnings, substantially restricted                                      40,978                  39,973
                                                                                -----------            ------------
       Total stockholders' equity                                                   102,364                  78,607
                                                                                -----------            ------------
           Total liabilities and stockholders' equity                           $   932,440            $    563,931
                                                                                ===========            ============
       Book value per share                                                     $     18.44            $      17.88
                                                                                ===========            ============
       Book value per share - tangible                                          $     14.57            $      17.88
                                                                                ===========            ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three and Nine Month Periods Ended March 31, 1997 and March 31, 1996 (Unaudited).

(Dollars in thousands, except share and per share data)                  (Unaudited)                         (Unaudited)
                                                                     Three Months Ended                   Nine Months Ended
                                                                          March 31,                           March 31,
                                                                   1997               1996             1997              1996
                                                              -------------      -------------     ------------      ------------
Interest income:
  Loans receivable                                            $       9,288      $       7,359     $     24,832      $     21,034
  Mortgage-backed securities available-for-sale                         748              1,157            2,145             3,332
  Mortgage-backed securities                                          1,308              1,191            3,346             3,824
  Investment securities available-for-sale                              694                646            2,141             2,264
  Investment securities                                                 134                211              348               698
  Interest-bearing deposits                                             357                163              846               572
  Other                                                                  56                 46              148               135
                                                              -------------      -------------     ------------      ------------
      Total interest income                                          12,585             10,773           33,806            31,859
                                                              -------------      -------------     ------------      ------------
Interest expense:
  NOW and money market demand                                           488                438            1,237             1,326
  Savings                                                               545                478            1,484             1,463
  Certificates of deposit                                             3,771              3,157            9,774             9,356
  Advances from FHLB-Seattle and other borrowed funds                 2,125              2,196            6,289             6,544
                                                              -------------      -------------     ------------      ------------
      Total interest expense                                          6,929              6,269           18,784            18,689
                                                              -------------      -------------     ------------      ------------
      Net interest income                                             5,656              4,504           15,022            13,170
Provision for loan losses                                                61                ---              103               ---
                                                              -------------      -------------     ------------      ------------
      Net interest income after provision for loan losses             5,595              4,504           14,919            13,170
                                                              -------------      -------------     ------------      ------------
Non-interest income:
  Loan origination fees                                                 121                 47              345               250
  Service fees                                                          761                516            1,891             1,563
  Net gain on sale of loans and securities available-for-sale            86                 91              400               540
  Other                                                                  52                121              122               199
                                                              -------------      -------------     ------------      ------------
      Total non-interest income                                       1,020                775            2,758             2,552
                                                              -------------      -------------     ------------      ------------
Non-interest expenses:
  Compensation and employee benefits                                  2,357              1,986            5,951             5,616
  Net occupancy expense of premises                                     356                237              834               664
  Equipment and furnishings expense                                     257                179              622               462
  Data processing expenses                                              241                173              574               481
  Federal insurance premium                                              60                203              425               603
  SAIF special assessment                                               ---                ---            2,297               ---
  Intangible amortization                                               123                ---              123               ---
  Marketing and advertising                                             129                 65              361               389
  Other                                                               1,083                615            2,601             2,086
                                                              -------------      -------------     ------------      ------------
      Total non-interest expense                                      4,606              3,458           13,788            10,301
                                                              -------------      -------------     ------------      ------------

      Income before income taxes                                      2,009              1,821            3,889             5,421

Income taxes                                                            814                703            1,521             2,090
                                                              -------------      -------------     ------------      ------------
  Net income                                                  $       1,195      $       1,118     $      2,368      $      3,331
                                                              =============      =============     ============      ============
Net income per share                                          $        0.25      $        0.26     $       0.52      $       0.78
                                                              =============      =============     ============      ============
Dividends per share                                           $       0.105      $       0.085     $      0.300      $      0.240
                                                              =============      =============     ============      ============
Dividend payout ratio before SAIF assessment                          42.00%             32.69%           57.69%            30.77%
                                                              =============      =============     ============      ============
Weighted average common shares outstanding for
  earnings per share                                              4,736,356          4,266,927        4,396,293         4,262,021
                                                              =============      =============     ============      ============

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended March 31, 1997 (Unaudited).

(Dollars in thousands, except share and per share data)

                                                                                                             Net
                                                                                                          Unrealized
                                                                                                           Loss on
                                                Additional                                                 Securities
                                     Common      Paid-In          ESOP/        Treasury       Retained     Available
                                     Stock       Capital           RRP           Stock        Earnings      for Sale        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996            $  46         45,451         (3,558)        (3,079)         39,973        (226)         78,607

Net income                             --             --             --             --           2,368          --           2,368

Change in net unrealized loss on
     securities available-for-sale     --             --             --             --              --          71              71

Principal payment made
     by ESOP                           --            188            170             --              --          --             358

Amortization of award of
     RRP stock                         --             --            376             --              --          --             376

Shares forfeited by RRP
     participants (166 shares)         --             --              1             (1)             --          --               0

RRP shares awarded
     (2,118 shares)                    --             21            (21)            --              --          --               0

Common stock issued
     (541 shares)                      --             10             --             --              --          --              10

Security Bancorp acquisition:
   Issuance of 1,150,175 shares,       12         21,052             --             --              --          --          21,064
   net of issuance costs of $200,000

   Issuance of options allowing
   holders to acquire 94,696 shares    --            873             --             --              --          --             873

Cash dividends declared
     ($0.300 per share)                --             --             --             --          (1,363)         --          (1,363)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997           $  58         67,595         (3,032)        (3,080)         40,978        (155)        102,364
===================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Nine Month Period Ended March 31, 1997 and March 31, 1996 (Unaudited)

(Dollars in thousands)

                                                                                             (Unaudited)
                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                    1997                   1996
                                                                                -------------          -------------
  Net cash provided by operating activities                                     $       4,089          $      15,767
                                                                                -------------          -------------
Cash flows from investing activities:
  Net change in interest-bearing deposits                                               3,000                  2,102
  Purchases of mortgage-backed securities                                                  --                   (990)
  Principal payments on mortgage-backed securities                                      5,942                  6,500
  Proceeds from sales of mortgage-backed securities available-for-sale                  6,856                  9,877
  Purchases of mortgage-backed securities available-for-sale                             (983)               (19,049)
  Principal payments on mortgage-backed securities available-for-sale                  10,466                 13,858
  Purchases of investment securities                                                   (5,978)                (4,795)
  Proceeds from maturities of investment securities                                     9,352                  4,500
  Proceeds from maturities of investment securities available-for-sale                 57,789                 30,490
  Purchase of investment securities available-for-sale                                (51,723)               (19,401)
  Proceeds from sales of investment securities available-for-sale                          --                  3,840
  Principal payments on investment securities available-for-sale                          301                    643
  Net change in loans receivable                                                      (13,313)               (49,094)
  Purchases of premises and equipment                                                  (1,342)                (1,831)
  Acquisition of Security Bancorp, net of cash equivalents
      acquired of $16,607                                                              (6,878)                    --
                                                                                -------------          -------------
Net cash provided (used) by investing activities                                       13,489                (23,350)
                                                                                -------------          -------------

Cash flows from financing activities:
  Net change in deposits excluding interest credited                                   (3,789)                   333
  Proceeds from borrowings                                                             38,475                 71,300
  Payments on borrowings                                                              (40,371)               (64,210)
  Net change in advances from borrowers for taxes and insurance                         3,802                  2,529
  Dividends paid to stockholders                                                         (806)                  (986)
                                                                                -------------          -------------
      Net cash (used) provided by financing activities                                 (2,689)                 8,966
                                                                                -------------          -------------

Net increase in cash and cash equivalents                                              14,889                  1,383

Cash and cash equivalents at beginning of period                                       13,299                 15,374
                                                                                -------------          -------------

Cash and cash equivalents at end of period                                      $      28,188          $      16,757
                                                                                =============          =============

Supplemental disclosure of cash flow information:
  Payments during the period for:
      Interest                                                                  $       6,988          $       6,637
      Income taxes, net                                                                   981                  1,747
                                                                                =============          =============

See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results anticipated for the year ending June 30, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1996.

2.       CASH EQUIVALENTS
              For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.       COMPUTATION OF NET INCOME PER SHARE
              Net income per common share is based on the weighted average number of shares outstanding during the period applying the treasury stock method to common stock equivalents. The weighted average number of common and common stock equivalents for the nine month period ended March 31, 1997 were 4,396,293. Stock options have been granted, under the Company's stock option and incentive plan, to purchase 586,565 shares. The adoption of an Equity Incentive Plan was ratified by the stockholders of the Company at the Special Meeting of Stockholders held on February 25, 1997. The plan provides for granting various awards to Directors, Officers, and Employees of the Company or any of its parent or subsidiary corporations of various awards covering up to 250,000 shares of Common Stock. In addition, the Company exchanged options which allow holders of the options to acquire 94,696 shares of Security Bancorp of Billings, Montana ("Security Bancorp") at an exchange ratio of 1.78 shares of WesterFed options for each outstanding option of Security Bancorp. Additional options to acquire 57,085 shares were issued to those Officers and Directors of Security Bancorp that continued with WesterFed in March, 1997. In addition, 191,904 shares of restricted stock have been issued in accordance with the Recognition and Retention Plan established by the Company. These stock options and restricted stock awards are reflected in the income per share computations in the accompanying financial statements. Also there had been 354,933 shares of common stock originally issued to the Employee Stock Ownership Plan ("ESOP") trust for the benefit of the employees of the Company and its subsidiaries. ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At March 31, 1997, 108,058 ESOP shares were committed to be released and were considered in the earnings per share computations.

         RECENTLY ISSUED ACCOUNTING STANDARD
              SFAS No. 128, Earnings per Share, was issued in February, 1997 and will replace the presentation of primary earnings per share ("EPS") with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
              Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity.
              This statement will be effective for the Company commencing February 1, 1998 and earlier application is not permitted. Once effective, this statement requires restatement of all prior-period EPS data. Pro forma basic and diluted net income per share as determined under this statement does not differ from the amounts as currently reported herein.

4.       DIVIDENDS DECLARED
              On March 25, 1997 the Board of Directors of the Company declared a quarterly cash dividend of $0.105 per share, payable on May 21, 1997 to stockholders of record on May 7, 1997.

5.       COMPLETED ACQUISITION
              On February 28, 1997, the Company completed the acquisition of Security Bancorp, accounted for as a purchase transaction and accordingly, the Consolidated Statement of Income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book values of the assets and liabilities of the Company. The actual revaluation of Security Bancorp's net assets acquired is subject to the completion of studies and evaluations by management. The Company issued 1,150,175 shares of WesterFed Common Stock and committed to pay $25,995,480 in cash for all of the outstanding shares of Security Bancorp Common Stock, for total consideration (based on the $18.49 per share closing price of WesterFed Common Stock on the NASDAQ National Market System on February 28, 1997) of $47.3 million. Pursuant to the Merger Agreement, Security Bancorp stockholders were given the opportunity to elect to receive either cash, WesterFed Common Stock or a combination of both in exchange for Security Bancorp Common Stock. As a result, stockholders who elected to receive cash or did not make an election, received $30.00 for each share of Security Bancorp Common Stock. Stockholders who elected to receive stock, or a combination of cash and stock, exchanged approximately 46.42% of their Security Bancorp Common Stock in exchange for WesterFed Common Stock (based on a ratio of 1.78 shares of WesterFed Common Stock for each share of Security Bancorp Common Stock) and the remainder in cash. Stockholders who were due a fractional share, received cash in lieu of the fractional share, paid on the basis of $30.00 per share. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly owned subsidiary of Security Bancorp, merged with and into Western Federal Savings Bank of Montana, a wholly owned subsidiary of the Company.

6. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:

                                                                         HELD-TO-MATURITY
                                                                      (Dollars in Thousands)
                                                 (Unaudited)
                                               March 31, 1997                                        June 30, 1996

                                              Gross       Gross    Estimated                   Gross       Gross      Estimated
                                Amortized   Unrealized  Unrealized   Fair         Amortized  Unrealized  Unrealized      Fair
                                   Cost       Gains       Losses     Value          Cost       Gains       Losses        Value
                                --------------------------------------------       ---------------------------------------------
Federal Agency obligations      $  14,811       --          (3)       14,808        $    4,010      2          (7)         4,005
U.S. Government obligations           296       --          --           296               ---     --          --             --
Corporate obligations               5,979       --         (19)        5,960             5,333     22          --          5,355
Other investments                   2,384       --          (2)        2,382                 4     35          --             39
                                --------------------------------------------        --------------------------------------------
  Total investment securities      23,470       --         (24)       23,446             9,347     59          (7)         9,399
Mortgage-backed securities        114,740      375        (527)      114,588            60,038    212        (972)        59,278
                                --------------------------------------------        --------------------------------------------
                                $ 138,210      375        (551)      138,034        $   69,385    271        (979)        68,677
                                ============================================        ============================================

                                                                        AVAILABLE-FOR-SALE
                                                                      (Dollars in Thousands)
                                                 (Unaudited)
                                               March 31, 1997                                    June 30, 1996

                                              Gross       Gross    Estimated                  Gross       Gross      Estimated
                                Amortized   Unrealized  Unrealized   Fair        Amortized  Unrealized  Unrealized      Fair
                                   Cost       Gains       Losses     Value         Cost       Gains       Losses        Value
                                --------------------------------------------    ----------------------------------------------
Federal Agency obligations     $   27,380       25        (221)       27,184    $  32,841         21       (232)        32,630
Corporate obligations               2,517        1          (1)        2,517        3,000        ---        (20)         2,980
Other investments                   2,484       36          --         2,520           28        ---         (1)            27
                               ---------------------------------------------    ----------------------------------------------
  Total investment securities      32,381       62        (222)       32,221       35,869         21       (253)        35,637
Mortgage-backed securities         59,396      159        (230)       59,325       45,035        154       (280)        44,909
                               ---------------------------------------------    ----------------------------------------------
                               $   91,777      221        (452)       91,546    $  80,904        175       (533)        80,546
                               =============================================    ==============================================

A comparison of the amortized cost and estimated fair value of investment securities by contractual maturities at March 31, 1997 is as follows:


                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                                    (Unaudited)
                                                   March 31, 1997

                                             Amortized         Estimated
                                               Cost            Fair Value
                                            -----------------------------
Due in one year  or less                    $       198        $      198
Due after one year through 5 years               21,416            21,392
Due after 5 years through 10 years                1,856             1,856
Due after 10 years                                   --                --
Other                                                --                --
                                            $                  $
                                            -----------        ----------
                                                 23,470            23,446
                                            ===========        ==========





                                   AVAILABLE-FOR-SALE
                                 (Dollars in Thousands)

                                                     (Unaudited)
                                                    March 31, 1997

                                               Amortized         Estimated
                                                 Cost            Fair Value
                                              -----------------------------
Due in one year  or less                      $    10,550       $    10,539
Due after one year through 5 years                 14,932            14,854
Other                                               2,484             2,520
SBA loans contractually due after 5 years           4,415             4,308
                                              -----------       -----------
                                              $    32,381       $    32,221
                                              ===========       ===========

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTH PERIOD FROM JUNE 30, 1996 TO MARCH 31, 1997.

              General -- Total assets increased $368.5 million to $932.4 million at March 31, 1997 from $563.9 million at June 30, 1996. The increase in assets was the result of the purchase of $393.8 million of assets from Security Bancorp on February 28, 1997 (the "Acquisition"). Loans receivable and loans available-for-sale increased $229.0 million, mortgage-backed securities increased $69.2 million, investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets increased $22.4 million and other assets increased $47.9 million.

              Loans Receivable and Loans Available-for-Sale -- Loans receivable and loans available-for-sale increased $229.0 million to $597.2 million at March 31, 1997 from $368.2 million at June 30, 1996. Loans secured by real estate increased by $78.5 million, commercial business loans increased $58.2 million, agricultural loans increased $25.3 million and consumer loans increased $71.0 million. The increase in gross loan balances were offset by increases in unearned fees and discounts and the reserve for loan losses of $1.5 million and $2.5 million respectively. The increase in loans receivable was primarily the result of the purchase of $218.3 million of loans in the Acquisition, loan originations of $121.0 million and the purchase of loans of $1.3 million, partially offset by principal repayments of $75.8 million and the sale of loans available-for-sale of $38.1 million.

              Mortgage-Backed Securities -- Mortgage-backed securities increased $69.2 million to $174.1 million at March 31, 1997 from $104.9 million at June 30, 1996. The increase was the result of the purchase of $91.5 million of mortgage-backed securities associated with the Acquisition and $1.0 million of additional purchases, partially offset by principal repayments of $19.1 million and sales of $4.2 million.

              Investment Securities, FHLB Stock and Other Interest Earning Assets -- Investment securities, FHLB stock and other interest earning assets increased $22.4 million to $86.5 million at March 31, 1997 from $64.1 million at June 30, 1996. The $22.4 million increase was comprised of net increases in interest-bearing due from banks and interest-bearing deposits of $5.0 million, FHLB stock of $3.7 million, cash surrender value of life insurance policies of $2.8 million and investment securities of $10.9 million. Increases in investment securities, FHLB stock, cash surrender value of life insurance policies and interest-bearing due from banks related to the Acquisition were $20.0 million, $3.3 million, $2.7 million, and $8.1 million respectively. In addition, $58.2 million of additional investment securities were purchased while maturities and principal payments totaled $67.5 million.

              Goodwill and Core Deposit Intangible - The acquisition of Security Bancorp was accounted for as a purchase transaction. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book values of the assets and liabilities of the Company. The actual revaluation of Security Bancorp's net assets acquired is subject to the completion of studies and evaluation by Management. During the quarter ended March 31, 1997, goodwill of $14.8 million and core deposit intangible of $6.8 million were recorded to the assets of the Company. Goodwill is being amortized over 25 years, or $592,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or $1,360,000 in the first year.

              From time to time, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At March 31, 1997 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at March 31, 1997 was $4.7 million and they will mature in 1998.

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

         The following summarizes interest rate cap agreements at March 31, 1997:



         Notional principal                  Agreement
               amount                       termination            Cap
         ------------------                 -----------        ------------
           (in thousands)
                $  5,000                    July, 1999             6.5%
                   5,000                    July, 1999             7.0%
                --------
                $ 10,000

              Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At March 31, 1997 the Bank did not have any interest rate swap agreements in place.

              The counter party to the cap agreements is the FHLB of Seattle and the agreements are not collateralized. Interest rate swaps would be collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

              Deposits -- Deposits increased $284.2 million to $634.4 million at March 31, 1997 from $350.2 million at June 30, 1996. This increase was primarily the result of the purchase of $288.0 million of deposits from Security Bancorp. The $284.2 million increase was comprised of increases of $53.4 million in checking and NOW accounts, $23.3 million in money market accounts, $66.2 million in passbook accounts and $141.3 million in certificates of deposit.

              Borrowed Funds -- Borrowed funds increased $43.1 million to $168.9 million at March 31, 1997 from $125.8 million at June 30, 1996. The increase was the result of the purchase of $44.9 million of borrowed funds from Security Bancorp. In addition to the $44.9 million of borrowed funds from Security Bancorp, there were new borrowings of $30.4 million with maturities of less than one year and $8.1 million of advances maturing in two or more years. The increase in borrowings were reduced by principal repayments and maturities of $40.3 million.

              Accrued Expenses and Other Liabilities -- Accrued expenses and other liabilities increased $9.1 million to $11.9 million at March 31,1997 from $2.8 million at June 30, 1996. The increase was primarily the result of $4.6 million related to the addition of Security Bancorp liabilities and $3.3 million not yet paid to former Security Bancorp shareholders for shares purchased by the Company.

              Stockholders' Equity -- Stockholders' equity increased $23.8 million to $102.4 million at March 31, 1997 from $78.6 million at June 30, 1996. This increase was due to net income for the nine month period of $2.4 million, $734,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, $71,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115, and the issuance of 1,150,175 new common shares with a recorded value of $21.9 million to acquire Security Bancorp on February 28, 1997. Stockholders' equity was reduced $1.4 million for dividends declared during the nine month period.

2. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 AND MARCH 31, 1996.



                              RESULTS OF OPERATIONS

                                                                               Three Months Ended
                                                                                     March 31,
                                                                                   (Unaudited)

                                                                     1997                                1996
                                                                    Amount             Change           Amount
                                                                   --------           --------          -------
                                                                                   (In Thousands)
Total interest income                                              $ 12,585           $  1,812          $10,773
Total interest expense                                                6,929                660            6,269
                                                                   --------           --------          -------
         Net interest income                                          5,656              1,152            4,504
Provision for loan losses                                                61                 61               --
                                                                   --------           --------          -------
         Net interest income after provision for loan losses          5,595              1,091            4,504
                                                                   --------           --------          -------

Fees and service charges                                                882                319              563
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                 86                 (5)              91
Other non-interest income                                                52                (69)             121
                                                                   --------           --------          -------
         Total non-interest income                                    1,020                245              775
                                                                   --------           --------          -------

Income before non-interest expense                                    6,615              1,336            5,279
Total non-interest expense                                            4,606              1,148            3,458
                                                                   --------           --------          -------

         Income before income taxes                                   2,009                188            1,821
Income taxes                                                            814                111              703
                                                                   --------           --------          -------
         Net income                                                $  1,195           $     77          $ 1,118
                                                                   ========           ========          =======

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

                                                                           Three Month Period Ended
                                                                                  (Unaudited)
                                                         March 31, 1997                                 March 31, 1996
                                              -------------------------------------          -------------------------------------
                                                Average      Interest                          Average       Interest
                                              Outstanding     Earned/        Yield/          Outstanding     Earned/        Yield/
                                              Balance (5)      Paid           Rate            Balance(5)      Paid           Rate
                                              -------------------------------------          -------------------------------------
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  444,314   $      9,288       8.36%          $   356,823  $     7,360        8.25%
  Mortgage-backed securities (2)                 117,521          2,056       7.00               135,618        2,347        6.92
  Investments (2)                                 52,087            828       6.36                47,659          857        7.19
  Other interest-earning assets (3)               21,641            357       6.60                15,512          163        4.20
  Cash surrender value of life insurance           4,200             56       5.33                 3,077           46        5.98
                                              ----------   ------------      -----           -----------  -----------       -----
Total Interest-Earning Assets                 $  639,763   $     12,585       7.87%          $   558,689  $    10,773        7.71%
                                              ==========   ============      =====           ===========  ===========       =====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits                    $  257,087   $      3,771       5.87%          $   216,527  $     3,157        5.83%
  Passbook deposits                               85,433            545       2.55                64,721          478        2.95
  Demand and NOW accounts                         66,330            214       1.29                47,277          225        1.90
  Money market accounts                           31,656            274       3.46                24,884          213        3.42
                                              ----------   ------------      -----           -----------  -----------       -----
    Total deposits                               440,506          4,804       4.36               353,409        4,073        4.61
  FHLB advances and notes payable                136,360          2,089       6.13               137,968        2,142        6.21
  Collateralized mortgage obligations                925             36      15.57                 1,324           54       16.31
                                              ----------   ------------      -----           -----------  -----------       -----
   Total Interest-Bearing Liabilities         $  577,791   $      6,929       4.80%          $   492,701  $     6,269        5.09%
                                              ==========   ============      =====           ===========  ===========       =====
Net interest income                                        $      5,656                                   $     4,504
                                                           ============                                   ===========
Net interest rate spread                                                      3.07%                                          2.62%
                                                                             =====                                          =====
Net interest earning assets                   $   61,972                                     $    65,988
                                              ==========                                     ===========
Net interest margin (4)                                                       3.54%                                          3.22%
                                                                             =====                                          =====
Average interest-earning assets to average
    interest-bearing liabilities                                 110.73%                                       113.39%
                                                           ============                                   ===========

 (1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
 (2) Includes held and available-for-sale categories
 (3) Includes primarily short-term liquid assets
 (4) Net interest income divided by average interest earning assets
 (5) Based on average monthly balances

         General -- Net income increased $77,000, or 9.1%, to $1.2 million for the three month period ended March 31, 1997 from $1.1 million for the same period last year. Net interest income after provision for loan losses increased $1.1 million and non-interest income increased $245,000 while non-interest expense and income tax expense increased $1.1 million and $111,000 respectively. The net interest margin (net interest income divided by average interest-earning assets) increased to 3.54% during the quarter ended March 31, 1997 from 3.22% during the same period last year. The interest rate spread at March 31, 1997 was 3.07% as compared to 2.62% at March 31, 1996.

         Interest Income -- Interest income increased $1.8 million to $12.6 million for the three month period ended March 31, 1997 from $10.8 million for the same period last year. The increase was primarily the result of a $81.1 million increase in average total interest-earning assets to $639.8 million during the three month period ended March 31, 1997 from $558.7 million during the same period last year. In addition, the average yield on interest-earning assets increased to 7.87% during the quarter ended March 31, 1997 from 7.71% during the same period last year as the Company increased the amount of higher yielding loans in portfolio as compared to the amount of lower yielding mortgage-backed securities.

         Interest earned on loans receivable increased $1.9 million due primarily to a $87.5 million increase in the average balance of loans receivable to $444.3 million during the three month period ended March 31, 1997 from $356.8 million for the same period last year. In addition, the average yield on loans increased to 8.36% during the three month period ended March 31, 1997 from 8.25% for the same period last year as the Company increased the amount of higher yielding non-residential loans in its portfolio. The increase in the average balance of loans receivable was primarily the result of the loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities decreased $291,000 million due primarily to a $18.1 million decrease in the average balance of mortgage-backed securities outstanding to $117.5 million for the three month period ended March 31, 1997 from $135.6 million during the same period last year. The decrease in the average balance was the result of management's decision during the fiscal year to use a portion of the proceeds received upon maturities of mortgage-backed securities to partially fund the growth in loans receivable in an attempt to earn yields greater than those available on mortgage-backed securities.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $175,000 primarily due to an increase in the average balance of these securities of $11.7 million to $77.9 million during the quarter ended March 31, 1997 from $66.2 million during the same period last year. The average yield decreased to 6.37% during the quarter ended March 31, 1997 from 6.43% for the same period last year.

         Interest Expense -- Total interest expense increased $660,000 to $6.9 million for the three month period ended March 31, 1997 from $6.3 million for the same period last year. Interest expense on deposits increased $731,000 due to an increase in the average balance of deposits of $87.1 million to $440.5 million during the three month period ended March 31, 1997 from $353.4 million during the same period last year. The increase in the average balance of deposits was the result of the Acquisition. The average rate paid on deposits decreased to 4.36% during the quarter ended March 31, 1997 from 4.61% for the same period last year as the Company increased the amount of non-interest bearing demand accounts as a result of the Acquisition. Interest expense on borrowed funds also decreased $71,000 due primarily to a decrease in cost of funds and a decrease in average balance of borrowed funds of $2.0 million to $137.3 million during the three month period ended March 31, 1997 from $139.3 million for the same period last year.

         Provisions for Loan Losses -- The provision for loan losses increased to $61,000 for the three month period ended March 31, 1997 as compared to no provision for the same period last year. The Company increased the provision for loan losses due to the increase in non-residential loans held in the loan portfolio.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At March 31, 1997 the Company had $2.0 million of non-performing assets (representing 0.22% of total assets) compared to $715,000 at June 30, 1996 (representing 0.13% of total assets). There were no foreclosed real estate loans at March 31, 1997. At March 31, 1997 the Company had an allowance for loan losses to non-performing assets of 222.9% as compared to 280.4% at June 30, 1996. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets".

         Non-Interest Income -- Non-interest income increased $245,000 to $1,020,000 for the quarter ended March 31, 1997 from $775,000 for the same quarter last year. This was primarily the result of fees and service charges increasing $319,000 due primarily to the Acquisition.

         Non-Interest Expense -- Non-interest expense increased $1.1 million to $4.6 million for the quarter ended March 31, 1997 from $3.5 million for the same quarter last year. The increase was due primarily to the Acquisition. Included in the non-interest expense for the quarter ended March 31, 1997 was $123,000 related to one month's amortization of intangibles related to the Acquisition. This was comprised of $40,000 for the amortization of goodwill and $83,000 for the amortization of the core deposit intangible. Two new branch facilities are being constructed in Billings, Montana. One facility is anticipated to open in June 1997 and the other by December 1997. These new facilities will add additional non-interest expense.

         Income Taxes -- Income tax expense increased $111,000 due to the $188,000 increase in income before income taxes, which is tax affected for $32,000 of non-tax deductible compensation associated with the ESOP and $40,000 of non-tax deductible goodwill amortization.

3. COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1997 AND MARCH 31, 1996.


                              RESULTS OF OPERATIONS

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                                  (Unaudited)

                                                                    1997                                1996
                                                                   Amount             Change            Amount
                                                                 ----------         ----------        ---------
                                                                                   (In Thousands)
Total interest income                                            $   33,806         $    1,947        $  31,859
Total interest expense                                               18,784                 95           18,689
                                                                 ----------         ----------        ---------

     Net interest income                                             15,022              1,852           13,170
Provision for loan losses                                               103                103               --
                                                                 ----------         ----------        ---------
     Net interest income after provision for loan losses             14,919              1,749           13,170
                                                                 ----------         ----------        ---------

Fees and service charges                                              2,236                423            1,813
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                400               (140)             540
Other non-interest income                                               122                (77)             199
                                                                 ----------         ----------        ---------
     Total non-interest income                                        2,758                206            2,552
                                                                 ----------         ----------        ---------

Income before non-interest expense                                   17,677              1,955           15,722
Total non-interest expense                                           13,788              3,487           10,301
                                                                 ----------         ----------        ---------

     Income before income taxes                                       3,889             (1,532)           5,421
Income taxes                                                          1,521               (569)           2,090
                                                                 ----------         ----------        ---------

     Net income                                                  $    2,368         $     (963)       $   3,331
                                                                 ==========         ==========        =========

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

                                                                            Nine Month Period Ended
                                                                                  (Unaudited)
                                                         March 31, 1997                                 March 31, 1996
                                              -------------------------------------          -------------------------------------
                                                Average      Interest                          Average       Interest
                                              Outstanding     Earned/        Yield/          Outstanding     Earned/        Yield/
                                              Balance (5)      Paid           Rate            Balance(5)      Paid           Rate
                                              -------------------------------------          -------------------------------------

INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  395,336      $  24,832       8.37%          $   340,173     $ 21,034        8.24%
  Mortgage-backed securities (2)                 104,941          5,491       6.98               138,738        7,155        6.88
  Investments (2)                                 52,799          2,489       6.29                54,457        2,962        7.25
  Other interest-earning assets (3)               17,028            846       6.62                16,261          572        4.69
  Cash surrender value of life insurance           3,551            148       5.56                 3,021          136        6.00
                                              ----------      ---------      -----           -----------     --------       -----
Total Interest-Earning Assets                 $  573,655      $  33,806       7.86%          $   552,650     $ 31,859        7.69%
                                              ==========      =========      =====           ===========     ========       =====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits                    $  225,007      $   9,773       5.79%          $   212,532     $  9,356        5.87%
  Passbook deposits                               70,699          1,485       2.80                64,850        1,463        3.01
  Demand and NOW accounts                         54,304            557       1.37                47,163          681        1.93
  Money market accounts                           26,274            680       3.45                24,895          645        3.45
                                              ----------      ---------      -----           -----------     --------       -----
    Total deposits                               376,284         12,495       4.43               349,440       12,145        4.63
  FHLB advances and notes payable                131,181          6,166       6.27               135,894        6,384        6.26
  Collateralized mortgage obligations              1,009            123      16.26                 1,437          160       14.85
                                              ----------      ---------      -----           -----------     --------       -----
   Total Interest-Bearing Liabilities         $  508,474      $  18,784       4.93%          $   486,771     $ 18,689        5.12%
                                              ==========      =========      =====           ===========     ========       =====
Net interest income                                           $  15,022                                      $ 13,170
                                                              =========                                      ========
Net interest rate spread                                                      2.93%                                          2.57%
                                                                             =====                                          =====
Net interest earning assets                   $   65,181                                     $    65,879
                                              ==========                                     ===========
Net interest margin (4)                                                       3.49%                                          3.18%
                                                                             =====                                          =====
Average interest-earning assets to average
    interest-bearing liabilities                                 112.82%                                       113.53%
                                                              =========                                      ========

 (1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
 (2) Includes held and available-for-sale categories
 (3) Includes primarily short-term liquid assets
 (4) Net interest income divided by average interest earning assets
 (5) Based on average monthly balances

         General -- Net income decreased $900,000 to $2.4 million for the nine month period ended March 31, 1997 from $3.3 million for the same period last year. The $963,000 decrease in net income resulted from a $1.4 million after tax one-time special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF"). Net income was decreased by a $3.5 million increase in non-interest expense, which includes a $2.3 million pre-tax SAIF assessment, while increases in net interest income after provision for loan losses and other non-interest income of $1.7 million and $206,000 respectively and a decrease in income tax expense of $569,000 partially offset the decreases to net income.

         Interest Income -- Interest income increased $1.9 million to $33.8 million for the nine month period ended March 31, 1997 from $31.9 million for the same period last year. The increase resulted from both an increase in the average yield on interest-earning assets to 7.86% during the nine month period ended March 31, 1997 from 7.69% during the same period last year, and a $21.0 million increase in the average balance of interest-earning assets to $573.6 million during the nine month period ended March 31, 1997 from $552.6 million during the same period last year.

         Interest earned on loans receivable increased $3.8 million, or 18.1%, to $24.8 million for the nine month period ended March 31, 1997 from $21.0 million for the same period last year, due primarily to a $55.1 million increase in the average balance of loans receivable to $395.3 million during the nine month period ended March 31, 1997 from $340.2 million for the same period last year. In addition, the average yield on loans increased to 8.37% during the nine month period ended March 31, 1997 from 8.24% for the same period last year as the Company increased the amount of higher yielding non-residential loans in its portfolio. The increase in the average balance of loans receivable was the result of continued loan production in excess of principal repayments and the sale and securitization of loans as well as the increase in loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities decreased $1.7 million due primarily to a $33.8 million decrease in the average balance of mortgage-backed securities outstanding to $104.9 million for the nine month period ended March 31, 1997 from $138.7 million during the same period last year. The decrease in the average balance was the result of management's decision during the fiscal year to use a portion of the proceeds received upon the maturities of the mortgage-backed securities to partially fund the growth in loans receivable in an attempt to earn yields greater than those available on mortgage-backed securities.

         Interest earned on investment securities, FHLB stock and other interest earning assets decreased $187,000 due primarily to a decrease of $300,000 in average balances to $73.4 million during the nine month period ended March 31, 1997 from $73.7 million during the same period last year. This decrease was the result of investing the proceeds of maturing investments into higher yielding new production mortgage and consumer loans.

         Interest Expense -- Total interest expense increased $95,000 to $11.8 million for the nine month period ended March 31, 1997 from $18.7 million for the same period last year. Interest expense on deposits increased $350,000 due primarily to an increase in the average balance of deposits of $26.9 million to $376.3 million during the nine month period ended March 31, 1997 from $349.4 million during the same period last year. The average rate paid on deposits decreased to 4.43% during the nine month period ended March 31, 1997 from 4.63% during the same period last year primarily as the result of the decrease in rate paid on NOW accounts. The increase in the average balance of deposits was the result of the Acquisition. Interest expense on borrowed funds also decreased $255,000 due primarily to a decrease in average balances of $5.1 million to $132.2 million during the nine month period ended March 31, 1997 from $137.3 million for the same period last year.

         Provisions for Loan Losses -- The provision for loan losses increased to $103,000 for the nine month period ended March 31, 1997 as compared to no provision for the same period last year. The Company has increased the provision for loan losses due to the increase in non-residential loans held in the loan portfolio.

         Non-Interest Income -- Non-interest income increased $206,000 to $2.8 million for the nine month period ended March 31, 1997 from $2.6 million for the same period last year. Gain on sale of loans, mortgage-backed securities, and investment securities decreased $140,000 and other non-interest income decreased $77,000 while fees and service charges increased $423,000. The $423,000 increase in service fees was primarily the result of the Acquisition.

         Non-Interest Expense -- Non-interest expense increased $3.5 million to $13.8 million for the nine month period ended March 31, 1997 from $10.3 million for the same period last year. The primary reason for the increase was a $2.3 million one-time special assessment to recapitalize the SAIF and the Acquisition.

         The deposits of savings associations, such as the Bank, are presently insured by the SAIF, which together with the Bank Insurance Fund (the "BIF") are the two insurance funds administered by the Federal Deposit Insurance Corporation (the "FDIC"). Prior to September 30, 1996, financial institutions that were members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September, 1996.

         The legislation required a special one-time assessment of approximately
     65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a tax affected charge to earnings of approximately $1.4 million during the quarter ended September 30, 1996. The legislation fully recapitalized the SAIF fund so that commercial bank and thrift deposits are charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

         The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. The FICO assessment for the SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.30 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

         Income Taxes -- Income tax expense decreased $569,000 due primarily to a reduction in income before income taxes of $1.5 million.

         Loan Quality -- The following table sets forth the amounts and categories on non-performing assets in the Company's loan portfolio. At March 31, 1997 the Company had two loans totaling $291,000 subject to troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. At March 31, 1997, both of these loans were performing satisfactorily. At June 30, 1996, the Company did not have any troubled debt restructuring. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.

                                                              (Unaudited)
                                                         March 31,     June 30,
                                                          1997          1996
                                                       -----------    --------
Non-accruing loans:                                          (In Thousands)
Real Estate:
    One-to-four family                                 $     254      $     21
    Multi-family                                              --            --
    Commercial                                               129            --
    Construction                                              --            --
Commercial - non real estate                                 117            --
Consumer                                                     258           383
                                                       ---------      --------
       Total                                                 758           404
                                                       ---------      --------
Accruing loans delinquent  90 days or more:
Real Estate:
    One-to-four family                                       651           288
    Multi-family                                              --            --
    Commercial                                               199            --
    Construction                                             122            --
Commercial - non real estate                                  --            --
Consumer                                                     226            23
                                                       ---------      --------
       Total                                               1,198           311
                                                       ---------      --------
Foreclosed Assets:
Real Estate:                                                  --            --
    One-to-four family                                        --            --
    Multi-family                                              --            --
    Commercial                                                --            --
    Construction                                              --            --
Consumer                                                      61            --
                                                       ---------      --------
       Total                                                  61            --
                                                       ---------      --------
Total non-performing assets                            $   2,017      $    715
                                                       =========      ========

         Non-Performing Assets -- Total non-performing assets increased $1.3 million to $2.0 million at March 31, 1997 from $715,000 at fiscal year end June 30, 1996. The $1.3 million increase in non-performing assets was primarily the result of a $596,000 increase in non-performing one-to-four family loans, a $328,000 increase in non-performing commercial real estate loans, a $117,000 increase in non-performing commercial business loans and a $78,000 increase in non-performing consumer loans. The primary reason for the increase in non-performing loans was the inclusion of $613,000 of non-performing loans at March 31, 1997 as a result of the Acquisition and a $482,000 increase in non-performing one-to-four family loans not related to the Acquisition. Total non-performing assets as a percentage of total assets was 0.22% at March 31, 1997 as compared to 0.13% at June 30, 1996. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of March 31, 1997, there were $355,184 of loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At March 31, 1997 the recorded investment in impaired loans was $758,000, all of which were on non-accrual status. The Company has not established an impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was immaterial.

         Regulatory Capital -- At March 31, 1997 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of March 31, 1997.

                                                       Approximate
(Dollars in Thousands)                    Actual       Requirement     Excess
----------------------                    ------       -----------     ------

Tangible Capital:
  Dollar Amount                          $ 77,072      $  13,586     $  63,486
  Percent of tangible assets                 8.51%          1.50%         7.01%

Core Capital:
  Dollar Amount                          $ 77,072      $  29,725     $  47,347
  Percent of adjusted tangible assets        8.51%          3.00%         5.51%

Risk-based Capital:
  Dollar Amount                          $ 81,540      $  43,597     $  37,943
  Percent of risk-weighted assets           14.96%          8.00%         6.96%

         The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended December 31, 1996, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $1.5 million under this rule. Based on the Bank's excess risk-based capital of $37.9 million at March 31, 1997, not withstanding this $1.5 million deduction from capital, the Bank would continue to exceed its risk-based capital requirement.

         The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115 , "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1997 the Bank had $158,000 of unrealized losses, net of income taxes, that were added to capital for purposes of determining regulatory capital.

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


ITEM 2        CHANGE IN SECURITIES --   None


ITEM 3        DEFAULTS UPON SENIOR SECURITIES --    None


ITEM 4        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS -- None


ITEM 5        OTHER INFORMATION --  None


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              A.  The following exhibits are included herein:

                  Exhibit (3) (ii) Amendment Number Two to the Company's ByLaws.


              B.  Reports on Form 8-K

                  1. The registrant filed current reports on Form 8-K on March 3, 1997 to report the completion of the acquisition of Security Bancorp on February 28, 1997 and the approval of the acquisition by shareholders on February 25, 1997.

                  2. The registrant filed current reports on Form 8-K on April 25, 1997 to report the quarterly earnings released and a dividend declaration of $0.105 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   WESTERFED FINANCIAL CORPORATION





Date     May 15, 1997               /s/ Lyle R. Grimes
    --------------------------      -----------------------------------------
                                    Lyle R. Grimes
                                    Chairman of the Board/President and
                                        Chief Executive Officer
                                    (Duly Authorized Officer)



Date     May 15, 1997               /s/ James A. Salisbury
    --------------------------      -----------------------------------------
                                    James A. Salisbury
                                    Treasurer and Chief Financial Officer
                                    (Principal Finance and Accounting Officer)