Form 10-K
period 1997-06-30
WESTERFED FINANCIAL CORP
filed 1997-09-29
CIK 912428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                     to
                                        -------------------     ----------------


                         COMMISSION FILE NUMBER 0-22772


                         WESTERFED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                            81-0187794
      (State or other jurisdiction of      (I.R.S. Employer Identification
       incorporation or organization)                   Number)

    110 East Broadway, Missoula, Montana              59802-4511
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (406) 721-5254

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO___.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of September 15, 1997, was $115.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of September 15, 1997, there were issued and outstanding 5,577,129 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-K - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

                                     PART I
                                     ------

Item 1.  Business

General

         WesterFed Financial Corporation (the "Company"), a Delaware corporation, is a unitary savings and loan holding company which was organized in 1994 at the direction of Western Federal Savings Bank of Montana ("Western Federal" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank to be issued in connection with the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on January 6, 1994 at which time the Company issued a total of 4,436,657 shares of its common stock. At June 30, 1997, the Company had total assets of $955.6 million, deposits of $630.9 million and stockholders' equity of $104.3 million (10.91% of total assets).

         The Company's results of operations are dependent primarily on net interest income and fee income. Net interest income is the difference between the interest income earned on its loans, mortgage-backed securities, and investment portfolio and its cost of funds, consisting of interest paid on its deposits and borrowed money ("spread"). The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

         The Company serves the financial needs of communities throughout Montana through its main office located in Missoula, 36 branch offices and one loan servicing office. The Company attracts deposits from the general public and uses the deposits, together with borrowings and other funds, to originate loans secured by mortgages on owner-occupied one- to four-family residences in its primary market area. To a lesser extent, the Company also originates multi-family, commercial, agriculture and construction real estate loans and non real estate commercial, agriculture and consumer loans in its market areas. The Company also invests in mortgage-backed securities, investment securities and other short-term liquid assets.

         On February 28, 1997, the Company completed its acquisition of Security Bancorp (the "Acquisition"). The Acquisition was accounted for as a purchase transaction and accordingly, the consolidated statement of income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book value of the assets and liabilities of the Company. The actual revaluation of Security Bancorp's net assets acquired is subject to the completion of studies and evaluations by management. The Company issued 1,150,175 shares of WesterFed Common Stock, options to acquire 94,696 common shares and committed to pay $25,995,480 in cash for all of the outstanding shares of Security Bancorp Common Stock, for total consideration (based on the $18.49 per share average closing price of WesterFed Common Stock as reported on the NASDAQ National Market System for the twenty business days from January 16, 1997 through February 12, 1997) of $48.7 million. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly owned subsidiary of Security Bancorp, merged with and into the Bank. At the time of the merger, Security Bancorp had assets on a consolidated basis of $372.6 million, deposits of $286.5 million and stockholders equity of $30.8 million. Unless the context otherwise requires, reference herein to the company includes WesterFed, Western Federal and its subsidiaries on a consolidated basis. See "Management's Discussion and Analysis
- Acquisition Completed" in the Annual Report to the Shareholders attached hereto as Exhibit 13 (the "Annual Report").

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

Market Areas

         The Bank conducts operations through its main office in Missoula, Montana and its 35 branch offices and 2 administrative offices in 18 diverse counties located throughout the State.

         Missoula. In Missoula the Bank operates six branch offices which accounted for a total of $144.7 million of Missoula county's June 30, 1996 deposits, or a 16.2% market share, the latest date such information is available. Missoula county's non-farm basic industries are trade center activity, wood and paper products, motor carriers, Federal government, and the University of Montana. Major employers include Missoula Community Hospital, St. Patrick's Hospital, Stone Container (a paper mill), Louisiana Pacific (particle board manufacturing), the University of Montana and the U.S. Forest Service.

         Billings. The Bank operates seven branches in the cities of Billings and Laurel, located in Yellowstone county. Total deposits held by those branches represented $177.9 million of the county's total June 30, 1996 deposits, or a 12.2% market share. Leading non-farm basic industries in Yellowstone county are trade center activity, transportation, oil and gas, and Federal government. In Billings, expansion of trade center activities continues.

         Helena. Four Western Federal offices are in Helena and East Helena, which is located in Lewis and Clark county. The four branches there have total deposits of $46.2 million, which accounts for 6.5% of the county's total June 30, 1996 deposits. Lewis and Clark county's basic leading non-farm industries are state government, Federal government, and trade center activity. Helena continues to be a regional health and financial services center.

         Great Falls. The Bank operates three branches in the city of Great Falls, located in Cascade county. These branches hold $39.6 million in deposits which is 4.7% of the county's total June 30, 1996 deposits. In Great Falls, the leading non-farm basic industries are Malmstrom Air Force Base, and trade center activity. Agriculture has a major influence on the economy of Great Falls with the surrounding counties being the state's leading wheat producers.

         Bozeman. The Bank has two offices located in the city of Bozeman in Gallatin county. Deposits in the branches are $19.8 million for a 3.7% market share of the county's June 30, 1996 total deposits. Leading non-farm basic industries in Gallatin county are Montana State University, selected manufacturing, and non-resident travel. The county's economy continues to benefit from growth in non-resident travel. The Bank anticipates closing one branch in Bozeman in early 1998 as a result of the consolidation made possible by the merger of Security Bank.

         Hamilton. The Bank has one branch office in Hamilton, located in Ravalli county, where it holds deposits of $16.3 million of the county's June 30, 1996 deposits for a 5.5% market share. Ravalli county has benefitted recently from an influx of retirees.

         Conrad. One Bank office is located in the city of Conrad in Pondera county. This branch has $8.1 million in deposits and a 9.1% market share of the county's total June 30, 1996 deposits. The local economy is primarily agricultural in nature.

         Lewistown. The Bank has two offices in the city of Lewistown, located in Fergus county. The branches have $29.0 million in deposits for a 17.0% market share of the county's total June 30, 1996 deposits. The local economy is primarily agricultural in nature. The Bank anticipates closing one branch in Lewistown in early 1998 as a result of the consolidation made possible by the merger of Security Bank.

         Miles City. In Custer county, the Bank has one branch located in Miles City, which has $13.9 million in deposits for a 6.6% market share of the county's June 30, 1996 total deposits. Ranching is an important segment of the local economy.

         Hardin. The Bank has one branch located in the city of Hardin, in Big Horn county. The branch has $8.9 million in deposits for a 12.1% market share of the county's June 30, 1996 total deposits. The local economy is primarily agricultural in nature.

         Anaconda. The Bank has one branch located in the city of Anaconda, in Deer Lodge county. The branch has $28.1 million in deposits for a 25.6% market share of the county's June 30, 1996 total deposits. Anaconda continues to benefit from resotration activities related to environmental superfund sites.

         Kalispell. The Bank has one branch located in the city of Kalispell, in Flathead county. The branch has $6.8 million in deposits for a 0.9% market share of the county's June 30, 1996 total deposits. Kalispell's economy is supported by natural resource industries and non-resident travel.

         Havre. The Bank has one branch located in the city of Havre, in Hill county. The branch has $26.1 million in deposits for a 11.3% market share of the county's June 30, 1996 total deposits. The local economy is primarily agricultural in nature.

         Malta. The Bank has one branch located in the city of Malta, in Phillips county. The branch has $3.8 million in deposits for a 4.7% market share of the county's June 30, 1996 total deposits. The local economy is primarily agricultural in nature.

         Sidney. The Bank has one branch located in the city of Sidney, in Richland county. The branch has $8.7 million in deposits for a 6.0% market share of the county's June 30, 1996 total deposits. The local economy is primarily agricultural in nature.

         Plentywood. The Bank has one branch located in the city of Plentywood, in Sheridan county. The branch has $16.8 million in deposits for a 15.4% market share of the county's June 30, 1996 total deposits. The local economy is primarily agricultural in nature.

         Butte. The Bank has one branch located in the city of Butte, in Silverbow county. The branch has $40.4 million in deposits for a 9.0% market share of the county's June 30, 1996 total deposits. Butte is a trade center and continues to be supported by various mining activities.

         Glasgow. The Bank has one branch located in the city of Glasgow, in Valley county. The branch has $8.2 million in deposits for a 6.2% market share of the county's June 30, 1996 total deposits. The local economy is primarily agricultural in nature.

Lending Activities

         General. Historically the principal lending activity of the Bank has been the origination, for portfolio and for sale, of first mortgage loans secured by owner-occupied one-to-four family residential properties located in its primary market areas. More recently, in order to increase the yield and better manage the interest rate sensitivity of its portfolio, and in order to provide more comprehensive financial services to communities in its market areas, the Bank now also originates commercial real estate, consumer, multi-family, and construction loans. With the 1997 merger with Security Bank, Western Federal acquired a more expansive lending portfolio, including loans and expertise in commercial non-real estate and agricultural services. The Bank is also a major originator and servicer of Federal Housing Adminstration/Veterans Administration ("FHA/VA") loans, which are subsequently purchased by the Montana Board of Housing ("MBOH").

         When fixed-rate conventional mortgage loans with terms over 15 years are routinely sold into the secondary market, Western Federal generally retains the servicing rights on these loans, except for those loans sold pursuant to loan correspondent agreements. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At June 30, 1997, Western Federal serviced loans with principal balances of approximately $268.6 million for others. The loan servicing fees earned provided a supplement to the Bank's earnings.

         Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                        At June 30,
                                                       1997                 1996                1995
                                                 ----------------    -----------------    ----------------
                                                 Amount   Percent    Amount    Percent    Amount   Percent
                                                 ------   -------    ------    -------    ------   -------
                                                                                        (Dollars in Thousands)
Real Estate Loans:
  One- to four-family(1)....................  $ 348,577    53.82%   $280,853    74.69%   $247,331   76.94%
  Multi-family..............................     40,237     6.21      19,939     5.30      18,985    5.91
  Commercial................................     50,049     7.73      18,318     4.87      12,399    3.86
  Agricultural..............................      7,970     1.23         ---      ---         ---     ---
  Construction..............................     19,858     3.07      12,977     3.45      10,742    3.34
                                              ---------  -------    --------  -------    --------  ------
    Total real estate loans.................    466,691    72.06     332,087    88.31     289,457   90.05
                                              ---------  -------    --------  -------    --------  ------

Other Loans:
  Commercial (non-real estate)..............     28,924     4.47         ---      ---         ---     ---
  Agricultural (non-real estate)............     18,866     2.91         ---      ---         ---     ---
  Loans to depositors, secured by deposits..      4,101     0.63       2,337     0.62       2,138    0.67
  Indirect consumer loans...................     40,708     6.29       2,827     0.75         ---     ---
  Other consumer loans - real estate secured     58,551     9.04      30,814     8.19      24,757    7.69
  Other consumer loans......................     29,772     4.60       8,003     2.13       5,112    1.59
                                              ---------  -------    --------  -------    --------  ------
    Total other loans.......................    180,922    27.94      43,981    11.69      32,007    9.95
                                              ---------  -------    --------  -------    --------  ------
    Total gross loans.......................    647,613   100.00%    376,068   100.00%    321,464  100.00%
                                                          ======               ======              ======

Less:
  Unearned fees and discounts...............     (1,813)              (1,625)              (1,344)
  Undisbursed loan funds....................     (9,489)              (4,245)              (4,988)
  Purchased discounts.......................     (1,383)                 ---                  ---
  Allowance for losses......................     (4,651)              (2,005)              (2,011)
                                              ---------             --------             --------
    Total loans receivable, net.............  $ 630,277             $368,193             $313,121
                                              =========             ========             ========

                                                                 At June 30,
                                                      1994                      1993
                                               --------------------      -------------------
                                                Amount    Percent         Amount     Percent
                                                ------    -------         ------     -------
                                              (Dollars in Thousands)
Real Estate Loans:
  One- to four-family(1)....................   $230,700     81.85%       $192,950     79.75%
  Multi-family..............................     14,430      5.12          11,801      4.88
  Commercial................................     11,300      4.01          13,215      5.46
  Agricultural..............................        ---       ---             ---       ---
  Construction..............................      7,866      2.79           8,764      3.62
                                               --------   -------        --------   -------
    Total real estate loans.................    264,296     93.77         226,730     93.71
                                               --------   -------        --------   -------
Other Loans:
  Commercial (non-real estate)..............        ---       ---             ---       ---
  Agricultural (non-real estate)............        ---       ---             ---       ---
  Loans to depositors, secured by deposits..      2,034      0.72           1,839      0.76
  Indirect consumer loans...................        ---       ---             ---       ---
  Other consumer loans - real estate secured     10,150      3.60           7,800      3.22
  Other consumer loans......................      5,387      1.91           5,577      2.31
                                               --------   -------        --------   -------
    Total other loans.......................     17,571      6.23          15,216      6.29
                                               --------   -------        --------   -------
    Total gross loans.......................    281,867    100.00%        241,946    100.00%
                                                           ======                    ======
Less:
  Unearned fees and discounts...............     (1,301)                   (1,017)
  Undisbursed loan funds....................     (3,696)                   (5,723)
  Purchased discounts.......................        ---                       ---
  Allowance for losses......................     (2,030)                   (2,058)
                                                -------                  --------
    Total loans receivable, net.............    $274,840                 $233,148
                                                ========                 ========

----------
(1) Includes $13.7 million, $7.5 million, $7.1 million, $8.9 million, and $12.5 million of FHA and VA loans at June 30, 1997, 1996, 1995, 1994 and 1993, respectively.

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                           Real Estate
                            -------------------------------------------------------------------------------
                               One-to-Four Family            Multi-Family               Construction
                            -------------------------------------------------------------------------------
                                           Weighted                   Weighted                   Weighted
     Due During Years                       Average                    Average                    Average
     Ending June 30,            Amount         Rate         Amount        Rate         Amount       Rate
-----------------------------------------------------------------------------------------------------------
1998 (1)                    $      1,330        9.04%  $        233        9.71%  $      16,918       7.81%
1999                               1,434        8.65%         1,281        8.72%            319      10.00%
2000                                 722        9.03%           643        9.23%          2,421      10.00%
2001 and 2002                     10,014        8.60%         2,767        9.22%            ---          --
2003 and 2007                     33,140        8.21%         6,067        8.84%            200       9.00%
2008 and 2012                    146,844        7.62%        19,104       10.03%            ---          --
2013 and Following               155,093        7.77%        10,142        8.47%            ---          --
                            -------------------------------------------------------------------------------
Total                       $    348,577        7.78%  $     40,237        9.35%  $      19,858       8.12%
                            ===============================================================================

                                                                      Real Estate
                            --------------------------------------------------------------------------------
                                   Commercial                 Agriculture              Total Real Estate
                            --------------------------------------------------------------------------------
                                          Weighted                   Weighted                     Weighted
     Due During Years                      Average                    Average                      Average
     Ending June 30,           Amount         Rate          Amount       Rate          Amount         Rate
------------------------------------------------------------------------------------------------------------
1998 (1)                    $      1,374      9.66%  $        177        9.65%  $     20,032          8.05%
1999                               4,060      9.79%            47        8.75%         7,141          9.37%
2000                                 799      9.32%            90        9.62%         4,675          9.62%
2001 and 2002                      3,857      9.26%           491        8.74%        17,129          8.85%
2003 and 2007                     10,043      8.96%         1,271        9.11%        50,721          8.46%
2008 and 2012                     20,003      9.02%         1,286        8.76%       187,237          8.02%
2013 and Following                 9,913      9.29%         4,608        8.54%       179,756          7.92%
                            --------------------------------------------------------------------------------
Total                       $     50,049      9.17%  $      7,970        8.72%  $    466,691          8.10%
                            ================================================================================

                                                                          Non-Real Estate
                          ---------------------------------------------------------------------------------------------------------
                                 Commercial                 Agriculture                 Consumer              Total Non-Real Estate
                          ---------------------------------------------------------------------------------------------------------
                                         Weighted                   Weighted                   Weighted                   Weighted
     Due During Years                    Average                    Average                    Average                     Average
     Ending June 30,         Amount        Rate         Amount        Rate         Amount        Rate          Amount       Rate
-----------------------------------------------------------------------------------------------------------------------------------
1998 (1)                  $      7,370       9.30%  $      9,941        9.45%  $      13,538       9.38%   $     30,849       9.38%
1999                             6,494       8.81%           706        9.49%          6,688       9.22%         13,888       9.04%
2000                             2,211       9.10%           743       10.34%         11,491       9.30%         14,445       9.32%
2001 and 2002                    9,403       8.51%         2,950        9.18%         48,864       9.19%         61,217       9.08%
2003 and 2007                    2,684       9.57%         3,327        7.75%         21,317       9.62%         27,328       9.39%
2008 and 2012                      762       8.79%           699        8.72%         31,179       9.94%         32,640       9.89%
2013 and Following                 ---          --           500        9.23%             55       8.94%            555       9.20%
                          ---------------------------------------------------------------------------------------------------------
Total                     $     28,924       8.93%  $     18,866        9.11%  $     133,132       9.46%   $    180,922       9.34%
                          =========================================================================================================

                            Total Real Estate and
                                Non-Real Estate
                          ----------------------------
                                         Weighted
                                          Average
                             Amount         Rate
                          ----------------------------
1998 (1)                  $     50,881          8.86%
1999                            21,029          9.15%
2000                            19,120          9.39%
2001 and 2002                   78,346          9.03%
2003 and 2007                   78,049          8.79%
2008 and 2012                  219,877          8.30%
2013 and Folling               180,311          7.92%
                          ----------------------------
                          $    647,613          8.44%
                          ============================



(1) Includes demand loans and loans having no stated maturity.

         The following table sets forth the dollar amount of all loans at June 30, 1997 that have fixed interest rates, those that are contractually due after June 30, 1998 and have floating or adjustable interest rates that change after June 30, 1998.

                                                                                    Floating or
                                                                                     Adjustable
                                                                  Fixed Rates           Rates                Total
                                                                 -------------     --------------          ---------
                                                                                   (In Thousands)

Real Estate:
   One- to four-family....................................           $248,686           $ 21,302            $269,988
   Multi-family...........................................             31,517              2,583              34,100
   Commercial.............................................             26,192             10,309              36,501
   Agricultural...........................................              1,152              4,575               5,727
   Construction...........................................             81,682                200              81,882
Other loans
   Agricultural...........................................              7,005                318               7,323
   Commercial ............................................             11,147                254              11,401
   Consumer...............................................             38,348                481              38,829
                                                                     --------           --------            --------

   Total..................................................           $445,729           $ 40,022            $485,751
                                                                     ========           ========            ========

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1997, based on the above, the Bank's regulatory loans-to-one-borrower limit was $12.7 million. On the same date, the Bank's largest amount of loans to one borrower was approximately $6.5 million and are currently performing in accordance with their contractual terms.

         Residential real estate loans are originated by employees who are compensated on a salary or commission basis. In the case of commissioned loan officers, processing and loan underwriting are handled by other personnel. In the loan approval process, Western Federal assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. Initially, Western Federal's loan underwriters analyze the loan application and the property involved. As part of the loan application process, qualified outside appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by staff underwriters. Western Federal also obtains information concerning the income, financial condition, employment and credit history of the applicant. Western Federal's policy is to require title, fire and extended hazard coverage on its real estate loans.

         If the loan terms and borrower meet Western Federal's established underwriting criteria and the loan amount does not exceed $100,000, the loan may be approved by action of two members of the loan committee. Real estate loans that exceed $100,000 must be approved by three loan committee members, one of which must be a loan policy committee member or one of five selected senior loan committee members. Business division loan officers have individual approval limits based upon their experience and expertise. All loans (other than conforming jumbo residential loans) in excess of $500,000 must be approved by the Board of Directors. The loan committee presently consists of certain branch managers, certain employee loan originators, and the members of the loan policy committee. The loan policy committee presently consists of seven senior officers of the Bank. In addition, the Bank employs one- to four-family residential underwriters who have no origination duties and can approve residential loans up to Freddie Mac limits. Loan policy members have individual authority up to $250,000 within this specialty area.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1997, $348.6 million, or 53.8%, of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Western Federal are secured by properties located in the Bank's primary market areas.

         Historically, Western Federal originated for retention in its own portfolio, 30-year fixed-rate loans secured by one- to-four family residential real estate. In order to reduce its exposure to changes in interest rates, Western Federal originates adjustable rate mortgage loans ("ARMs"), subject to market conditions and consumer preference. As a result of continued consumer demand, particularly during periods of relatively low interest rates, for long term fixed-rate loans, Western Federal has continued to originate loans for sale in the secondary market in amounts and at rates which are monitored for compliance with the Bank's asset/liability management policy.

         The Bank's loans are underwritten and documented to permit their sale, consistent with the Bank's asset/liability management objectives. Since under the Bank's current policy, it may sell or securitize all of the newly originated fixed-rate loans with terms of more than 15 years, the Bank's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., FHLMC standards). Such loans may be held for sale until they are sold or securitized. Most of the Bank's newly originated fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. The Bank's decision to hold or sell these loans is based on its asset/liability management policy and goals and the market conditions for mortgages at any period in time. The Bank typically retains the servicing of the conventional loans it originates and sells to FHLMC. During fiscal 1997, the Bank sold $26.0 million of loans with servicing retained. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. At June 30, 1997, the Bank had $167.2 million of fixed-rate one- to four-family residential loans with remaining terms of 15 years or less and $83.0 million of fixed-rate loans with remaining terms greater than 15 years in its loan portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report incorporated by reference herein as Exhibit 13.

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

         Western Federal presently offers several ARM products. The primary offering utilizes the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin depending on property type. This loan adjusts annually subject to a limitation on the annual increase to 2% and overall life of loan limitation of 6%. Western Federal also offers various other ARM products for portfolio or on a correspondent basis which are available for sale into the secondary market. ARM products held in portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At June 30, 1997, the Bank had $95.6 million of one-to four-family ARM loans.

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

         Substantially all of Western Federal's present real estate loans (excluding mortgage-backed securities) are secured by properties located in Montana. In view of the prevailing level of real estate values in the Bank's market areas, the Bank rarely originates loans in excess of $214,600 (the Federal Home Loan Mortgage Corporation ("FHLMC") one-family maximum).

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

Multi-Family and Commercial Real Estate Lending

         Western Federal, due to its acquisition of Security Bank, has a mature portfolio of multi-family and commercial real estate loans. New originations are handled through a Business Division to allow a full line of commercial products and services as a part of the customer relationship.

         Western Federal's lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate gross cash flow of 120% or more of all operating expenses, including debt service but excluding depreciation, and have a loan-to-value ratio of no more than 75%. Higher debt coverage ratios or lower loan-to-value ratios may apply depending on property type and market.

         The multi-family loans are generally secured by income producing properties and may be made for the purchase or refinance of multi-family residential properties. The commercial real estate loans originated by Western Federal are primarily secured by office buildings, small shopping centers, motels, warehouses, and other income-producing properties. Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to a greater extent than residential loans to adverse conditions in the economy generally. In dealing with these risk factors, Western Federal generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience. The Bank also makes loans issued under the SBA's 504(B) program. Under this program, the borrower's down payment may be as little as 10%. Under this program, the Bank funds 50% of the acquisition price with the SBA guaranteed loan financing 40% of the acquisition price in a subordinated position. While the borrower's equity contribution is limited to 10%, the Bank's loan to value ratio does not exceed 50%. At June 30, 1997, $40.2 million, or 6.2% of the Bank's loan portfolio, consisted of multi-family loans and $50.0 million, or 7.7% of the Bank's loan portfolio, consisted of commercial real estate loans. In general, total investments in commercial real estate loans may not exceed 400% of the Bank's capital.

Agricultural Real Estate Lending

         The majority of the Bank's agricultural real estate loans are secured by first liens on farm and ranch land located within the State of Montana. The Bank's current policy is that loans on agricultural land may be made up to 65% of the appraised value or purchase price, whichever is less. Underwriting guidelines require that the cash flow generated by the borrower must be 110% to 125% of the annual debt service, depending on the leverage position of the borrower. Loans secured by agricultural land are adjustable rate loans tied to the two, three, or five year treasury constant maturity index plus a margin established by management. The loans are amortized up to twenty years. At June 30, 1997, $8.0 million, or 1.2% of the Bank's loan portfolio, consisted of agricultural real estate loans. In general, total investments in agricultural real estate loans may not exceed 400% of the Bank's capital.

Commercial and Agricultural Non-Real Estate Lending

         The Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. In general, the Bank's total investment in such loans is limited such that at any one time it generally may not exceed 20% of assets, as defined in OTS regulations. At June 30, 1997, $28.9 million, or 4.5% of the Bank's loan portfolio, consisted of commercial non-real estate loans and $18.9 million, or 2.9% of the Bank's loan portfolio, consisted of agricultural non-real estate loans.

Consumer Lending and Unused Lines of Credit

         Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition - Interest Rate Risk Management" in the Annual Report incorporated by reference herein as Exhibit 13.

         The Bank currently originates substantially all of its consumer loans in its market areas. At June 30, 1997, the Bank's consumer loans totaled $129.0 million, or 19.9%, of the Bank's loan portfolio.

         Western Federal offers a variety of real estate secured consumer loans for various purposes with terms up to fifteen years. The majority of lending is for home improvement, personal vehicles, equity loans and other personal purposes.

         In addition, Western Federal offers an in-house credit card program with the credit card receivables owned by Western Federal. The credit cards are provided as an additional service to Western Federal customers. At June 30, 1997, Western Federal had $2.2 million of credit card receivables outstanding. In addition, on such date, Western Federal had $9.4 million in unused lines of credit available to cardholders under this program.

         The Bank also offers an open-end equity line of credit secured by real estate with an interest rate indexed to the prime rate of interest. At June 30, 1997 the Bank had $8.3 million outstanding under this program with an additional $4.2 million in unused lines of credit available to borrowers under this program.

         Early in 1996, Western Federal engaged the services of a manager/consultant to initiate a Dealer Finance Program to conduct indirect lending activities for automobiles, trucks, and recreational vehicles and boats. The manager/consultant hired and trained personnel in order to start operations by May 1, 1996. As of June 30, 1997, receivables for Dealer Finance totaled $40.7 million. Western Federal, consistent with its consumer loan policies, considers Dealer Finance an additional opportunity to expand the installment portfolio offering better yields. New accounts are cross-sold to extend relationships and expand customer base.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at June 30, 1997, $1.2 million, or approximately 0.93% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Construction Lending

         Historically, construction lending for one- to four-family residences has always been an important part of Western Federal's commitment to the communities it serves. Loans to individuals are either 12-month fixed-rate loans or long-term variable rate construction/permanent loans which provide for a six-month construction period before converting to a fully amortizing 29 1/2-year or less adjustable-rate loan. Occasionally, Western Federal originates construction loans to builders for the speculative construction of one- to four-family homes. Such loans are generally 12-month, fixed-rate loans and are generally limited to one to five properties per builder. The Bank occasionally makes acquisition and development loans to credit worthy borrowers for residential projects within the Bank's market area. At June 30, 1997, approximately $19.9 million, or 3.1% of the Bank's loan portfolio, consisted of construction loans.

         Most of the Bank's construction loans have been originated with fixed-rates of interest. One- to four-family construction loans are generally made in amounts of up to a maximum loan-to-value ratio of 90%. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property. Western Federal obtains personal guarantees for substantially all of its construction loans. The Bank generally requires that both borrowers and guarantors provide personal financial statements. Virtually all of Western Federal's construction loans have been located in its primary market areas.

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

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         In addition to originating and purchasing loans for its own loan portfolio, Western Federal from time to time participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC and various institutional purchasers. Western Federal generally receives in return FHLMC participation certificates or cash for non-recourse sales to the FHLMC. During fiscal 1997, Western Federal sold or securitized $26.0 million of loans, with servicing retained, to the FHLMC and other institutional investors (exclusive of sales pursuant to loan correspondent agreements discussed below).

         Western Federal currently has loan correspondent agreements with mortgage banking firms under which Western Federal agrees to originate and sell primarily conventional, FHA and VA loans to such firms. Under these programs, Western Federal processes loan applications and originates loans in accordance with the buyers' underwriting policies. The loans, together with all servicing rights, are then sold to such firms and Western Federal retains any loan origination fees and negotiates the retention of discount points. Under these programs, the borrower locks in an interest rate, and Western Federal concurrently obtains a purchase commitment from the correspondent that does not require delivery unless the loan is closed. Western Federal's risk is generally limited to its failure to comply with the agreement with the correspondent institution or loan underwriting and documentation requirements of such institution, which could result in rejection of the loan by the purchaser after closing. However, under some of the correspondent agreements, Western Federal can be required to repurchase any loan which becomes 60 days or more delinquent within four months of the sale. During fiscal 1997, Western Federal sold $28.6 million of loans pursuant to correspondent agreements. While no prediction can be made as to loan repurchases which may be required pursuant to correspondent agreements in the future, as of June 30, 1997, Western Federal has never had to repurchase a delinquent loan from a loan correspondent.

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

         Typically, when loans or participations are sold (other than in respect of the agreements with correspondent institutions described above), Western Federal retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans, participation interests and mortgage-backed securities generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. Western Federal was servicing mortgage loans for others in the amount of $268.6 million at June 30, 1997.

         Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 125, see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13, the contractual right to service mortgage loans that had been originated and sold had an economic value that was not recognized in the Bank's financial statements. SFAS No. 125 provides that the Bank recognize as a separate asset rights to service loans for others, regardless of how those servicing rights are acquired. Rights to service loans must also be assessed for impairment based on the fair value of the servicing assets. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the Bank to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity, and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

         The marketability of loans, loan participations and mortgage-backed securities depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand, and other factors. Western Federal's sales of loans or participation are generally "without recourse" (i.e., without remedy against the seller by the purchaser if the borrower defaulted on payment under the loan) against Western Federal in the event of default, except in the case of the loan agreements with correspondent institutions discussed above. Western Federal does have contingent liability on sold loans under warranty of conforming origination to FHLMC.

         Gains or losses on the sale of mortgage loans and loan participations are recognized and a premium or discount is recorded at the time of sale in an amount reflecting the difference between the contractual interest rate of the loans sold and the current market rate of interest. Any deferred premium or discount is amortized using an interest method.

         The following table sets forth the loan origination and mortgage-backed security origination, purchase, and sale activity for the periods indicated.

                                                                                        Year Ended June 30,
                                                                            ---------------------------------------
                                                                               1997           1996           1995
                                                                            ----------     ---------     ----------
                                                                                         (In Thousands)
Beginning of Period:
   Loans, net............................................................   $  368,193     $ 313,121     $  274,840
   Mortgage-backed securities, net.......................................      104,947       143,825        145,025
                                                                            ==========     =========     ==========
      Total loans and mortgage-backed securities receivable, net, at
      beginning of period................................................   $  473,140     $ 456,946     $  419,865
                                                                            ----------     ---------     ----------
Loan Originations:
   Real Estate:
      One- to four-family................................................   $   97,732     $ 111,355     $   93,604
      Multi-family.......................................................        4,101         1,215            ---
      Commercial.........................................................        6,032         3,318            ---
      Agricultural.......................................................           37           ---            ---
      Construction.......................................................       13,650        17,775          7,973
                                                                            ----------     ---------     ----------
         Total real estate loan originations.............................      121,552       133,663        101,577
                                                                            ----------     ---------     ----------
   Other Loans:
     Commercial..........................................................       11,684           ---            ---
     Agricultural........................................................        9,024           ---            ---
     Consumer............................................................       84,569        31,884         28,178
                                                                            ----------     ---------     ----------
         Total other loan originations...................................      105,277        31,884         28,178
                                                                            ----------     ---------     ----------
   Total loan originations...............................................      226,829       165,547        129,755
                                                                            ----------     ---------     ----------
Purchases and Conversions:
   Real estate loans.....................................................        1,488         7,022          2,127
   Loans purchased in acquisition .......................................      218,281           ---            ---
   Mortgage-backed securities............................................        6,928        21,881         21,705
   Mortgage-backed securities purchased in acquisition ..................       91,467           ---            ---
   Mortgage loans converted to mortgage-backed securities................          ---           ---          3,885
                                                                            ----------     ---------     ----------
         Total real estate loans and mortgage-backed securities purchased
             and converted...............................................      318,164        28,903         27,717
                                                                            ----------     ---------     ----------
         Total real estate loans and mortgage-backed securities originated,
             purchased and converted.....................................      544,993       194,450        157,472
                                                                            ----------     ---------     ----------
Principal Repayments and Sales:
Principal Repayments:
   Loans.................................................................      127,723        87,041         54,862
   Mortgage-backed securities............................................       23,010        29,631         17,257
Sales:
   Real estate loans.....................................................       54,582        31,186         33,463
   Mortgage-backed securities............................................       31,932        30,723         10,031
Real estate loans converted to mortgage-backed securities................          ---           ---          3,885
                                                                            ----------     ---------     ----------
         Total principal repayments, sales and conversions...............      237,247       178,581        119,498
                                                                            ----------     ---------     ----------
Net loan and mortgage-backed securities activity.........................      307,746        15,869         37,974
                                                                            ----------     ---------     ----------
Changes in allowance for losses, undisbursed loan funds, and unearned fees and discounts:
   Real estate loans.....................................................       (2,209)          730         (1,391)
   Mortgage-backed securities............................................          689           498           (279)
Change in unrealized loss on securities available for sale...............           80          (903)           777
                                                                            ----------     ---------     ----------
End of Period:
   Loans, net............................................................      630,277       368,193        313,121
   Mortgage-backed securities............................................      149,169       104,947        143,825
                                                                            ----------     ---------     ----------
         Total loans and mortgage-backed securities receivable, net,
             at end of period............................................   $  779,446     $ 473,140     $  456,946
                                                                            ==========     =========     ==========

                                       14

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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.

                                             Loans Delinquent For:
                    -----------------------------------------------------------------------------
                         30-59 Days               60-89 Days                90 Days and Over        Total Delinquent Loans
                    -------------------------- -------------------------  -----------------------  -------------------------
                                    Percent                     Percent                  Percent                    Percent
                                    of Loan                     of Loan                  of Loan                    of Loan
                    Number  Amount  Category   Number  Amount   Category  Number Amount  Category  Number  Amount   Category
                    ------  ------  --------   ------  ------   --------  ------ ------  --------  ------  ------   --------
                                                              (Dollars in Thousands)
One- to four-family   136  $2,748     0.79%      55    $1,087    0.31%      62   $1,073    0.31%    253   $4,908     1.41%
Multi-family.....     ---     ---      ---        1        88    0.22      ---      ---     ---       1       88     0.22
Commercial Real
   Estate........       3     286     0.57        2       155    0.31      ---      ---     ---       5      441     0.88
Commercial Non-
  Real Estate....       9     110     1.38      ---       ---     ---        2      102    1.28      11      212     2.66
Agricultural Non-
  Real Estate....       4     329     1.74      ---       ---     ---      ---      ---     ---       4      329     1.74
Construction.....       2     126     0.63        2       137    0.69      ---      ---     ---       4      263     1.32
Consumer.........     123   1,064     0.80       82     1,018    0.76      127    1,178    0.88     332    3,260     2.45
                     ----  ------              ----    ------             ----   ------            ----   ------
    Total........     277  $4,663               142    $2,485              191   $2,353             610   $9,501
                     ====  ======              ====    ======             ====   ======            ====   ======

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1996.


                                            Loans Delinquent For:
                    -----------------------------------------------------------------------------
                         30-59 Days               60-89 Days                90 Days and Over        Total Delinquent Loans
                    -------------------------- -------------------------  -----------------------  -------------------------
                                    Percent                     Percent                  Percent                    Percent
                                    of Loan                     of Loan                  of Loan                    of Loan
                    Number  Amount  Category   Number  Amount   Category  Number Amount  Category  Number  Amount   Category
                    ------  ------  --------   ------  ------   --------  ------ ------  --------  ------  ------   --------
                                                              (Dollars in Thousands)
One- to four-family    26  $  866     0.31%       7      $414    0.15%      11     $309    0.11%     44   $1,589     0.57%
Multi-family.....       1     238     1.19      ---       ---      ---     ---      ---      ---      1      238     1.19
Commercial.......     ---     ---      ---      ---       ---      ---     ---      ---      ---    ---      ---      ---
Construction.....       2     240     1.85      ---       ---      ---     ---      ---      ---      2      240     1.85
Consumer.........      48     571     1.30       52       358     0.82      47      406     0.92    147    1,335     3.04
                      ---  ------               ---      ----              ---     ----            ----   ------
    Total........      77  $1,915                59      $772               58     $715             194   $3,402
                      ===  ======               ===      ====              ===     ====            ====   ======

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. Western Federal internally classifies its assets on a regular basis. On the basis of management's review of its assets, at June 30, 1997 on a net basis, the Bank had classified $1.8 million as Substandard, $26,000 as Doubtful and $28,000 as Loss.

         The following table sets forth as of June 30, 1997 the Bank's classified assets by type. No multi-family real estate loans, commercial real estate or construction loans were classified at June 30, 1997.

                             One- to
                           Four-Family      Commercial
                           Real Estate    Non-Real Estate      Consumer      Total
                       ------------------------------------------------------------
                                                  (In Thousands)
Substandard............    $     860         $     169        $     762  $    1,791
Doubtful...............          ---                15               11          26
Loss...................          ---               ---               28          28
                            --------          --------         --------   ---------
     Total.............    $     860         $     184        $     801  $    1,845
                            ========          ========         ========   =========

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

         The Bank considers loans as in-substance foreclosed if the borrower has little or no equity in the property based upon its current fair value, if repayment can be expected only to come from operation or sale of the collateral and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrowers, it is doubtful the borrower will be able to repay in the foreseeable future.
                                       16

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

                                                                             At June 30,
                                                  ---------------------------------------------------------------
                                                      1997         1996         1995         1994         1993
                                                  ---------------------------------------------------------------
                                                                       (Dollars in Thousands)
Non-accruing loans:
Real Estate:
     One- to four-family.........................     $  842        $  21       $  ---       $  119       $  253
     Multi-family................................        ---          ---          ---          ---          ---
     Commercial..................................        ---          ---          166          207           43
     Construction................................        ---          ---          ---          ---          ---
Commercial non-real estate.......................        102          ---          ---          ---          ---
Consumer.........................................        573          383          153            9          109
                                                        ----         ----       ------       ------       ------
     Total.......................................      1,517          404          319          335          405
                                                      ------         ----       ------       ------       ------

Accruing loans delinquent 90 days or more:
Real Estate
     One- to four-family.........................        231          288          253          425          367
     Multi-family................................        ---          ---          ---          ---          ---
     Commercial..................................        ---          ---          ---          ---          ---
     Construction................................        ---          ---          ---          ---          ---
Commercial non-real estate.......................        ---          ---          ---          ---          ---
Consumer.........................................        605           23            1            5           11
                                                       -----        -----       ------       ------       ------
     Total.......................................        836          311          254          430          378
                                                       -----        -----       ------       ------       ------

Foreclosed assets:
Real Estate:
     One- to four-family.........................        ---          ---          ---           85           64
     Multi-family................................        ---          ---          ---          ---          ---
     Commercial..................................        ---          ---          ---          ---          ---
     Construction ...............................        ---          ---          ---          ---          ---
Consumer ........................................         82          ---          ---          ---          ---
                                                       -----       ------       ------       ------       ------
     Total.......................................         82          ---          ---           85           64
                                                       -----       ------       ------       ------       ------

Total non-performing assets......................     $2,435         $715       $  573       $  850       $  847
                                                      ======         ====       ======       ======       ======
Total as a percentage of total assets............      0.25%        0.13%        0.10%        0.16%        0.21%
                                                       ====         ====         ====         ====         ====
Total allowance for loan losses to non-performing
   loans (exclusive of foreclosed)...............    197.66%      280.42%      350.35%      265.36%      262.84%
                                                     ======       ======       ======       ======       ======
Total allowance for loan losses to total
   non-performing assets.........................    191.01%      280.42%      350.35%      238.82%      242.98%
                                                     ======       ======       ======       ======       ======

         For the year ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $71,000.

         At June 30, 1997, Western Federal's non-accruing loans were comprised of 24 one- to four-family loans totaling $842,000, 2 commercial non-real estate loans totaling $102,000 and 68 consumer loans totaling $573,000. Accruing loans delinquent 90 days or more at June 30, 1997, included 40 loans totaling $231,000 secured by one- to four-family real estate and 59 consumer loans totaling $605,000, of which 49 loans representing $527,000 were on loans 100% secured by savings accounts. These loans continue to accrue interest due to management's belief that the borrowers will repay these loans.

         There were no foreclosed real estate loans at June 30, 1997.

         Other Loans of Concern. In addition to the classified assets and non-performing loans and foreclosed assets set forth in the preceding tables, as of June 30, 1997, there were no other loans identified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                              Year Ended June 30,
                                                              ------------------------------------------------------
                                                                1997        1996        1995        1994       1993
                                                              ------------------------------------------------------
                                                                            (Dollars in Thousands)
Balance at beginning of period............................     $2,005      $2,011      $2,030      $2,058     $2,096
                                                               ------      ------      ------      ------     ------

Charge-Offs:
Real Estate:
     One- to four-family..................................       (53)         ---         (2)        (15)        (6)
     Commercial ..........................................       (43)         ---         ---         ---        ---
Other:
     Commercial...........................................       (47)
     Consumer.............................................      (110)        (11)        (26)        (22)       (48)
                                                              -------     -------    --------     -------    -------
Total charge-offs.........................................      (253)        (11)        (28)        (37)       (54)
                                                               ------     -------    --------     -------   --------
Recoveries:
Other:
     Consumer.............................................         18           5           9           9         16
                                                                -----      ------      ------      ------     ------
Total recoveries..........................................         18           5           9           9         16
                                                                -----      ------      ------      ------     ------
Net charge-offs...........................................      (235)         (6)        (19)        (28)       (38)
Provisions charged to operations..........................        400         ---         ---         ---        ---
Reserves acquired.........................................      2,481         ---         ---         ---        ---
                                                               ------      ------      ------      ------     ------
Balance at end of period..................................     $4,651      $2,005      $2,011      $2,030     $2,058
                                                               ======      ======      ======      ======     ======

Ratio of net charge-offs during the period to average loans
     outstanding during the period........................      0.05%        ---%       0.01%       0.01%      0.02%
                                                               =====      ======        ====        ====       ====

Ratio of net charge-offs during the period to average non-
     performing assets during the period .................      1.31%       1.39%       2.91%       3.27%      4.73%
                                                                ====        ====        ====        ====       ====

         The following table sets forth the distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                    At June 30,
                                    ---------------------------------------------------------------------------
                                              1997                     1996                   1995
                                    ---------------------------------------------------------------------------
                                                   Percent                  Percent                  Percent
                                                  of Loans                 of Loans                 of Loans
                                                   in Each                  in Each                  in Each
                                                  Category                 Category                 Category
                                                  to Total                 to Total                 to Total
                                      Amount        Loans       Amount       Loans       Amount       Loans
                                    ------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Real Estate:
     One- to four- family.......... $   829       53.82%     $   539        74.69%   $  175          76.94%
     Multi-family..................     312        6.21          136         5.30        12           5.91
     Commercial....................     420        7.73          152         4.87        75           3.86
     Agricultural..................     139        1.23          ---        ---         ---          ---
     Construction..................     323        3.07          164         3.45         5           3.34
Other loans:
     Commercial ...................     455        4.47          ---        ---         ---          ---
     Agricultural .................     371        2.91          ---        ---         ---          ---
     Consumer......................   1,263       20.56          126        11.69       132           9.95
Unallocated........................     539       ---            888        ---       1,612          ---
                                     ------      ------       ------       ------    ------         ------
      Total........................  $4,651      100.00%      $2,005       100.00%   $2,011         100.00%
                                     ======      ======       ======       ======    ======         ======

                                                     At June 30,
                                   -------------------------------------------------
                                             1994                   1993
                                   -------------------------------------------------
                                                    Percent               Percent
                                                   of Loans              of Loans
                                                    in Each               in Each
                                                   Category              Category
                                                   to Total              to Total
                                       Amount        Loans      Amount     Loans
                                   -------------------------------------------------
                                                   (Dollars in Thousands)
Real Estate:
     One- to four- family..........  $  175       81.85%      $  175        79.75%
     Multi-family..................      10        5.12           10         4.88
     Commercial....................      65        4.01           75         5.46
     Agricultural..................     ---         ---          ---          ---
     Construction..................     ---        2.79          ---         3.62
Other loans:
     Commercial ...................     ---         ---          ---          ---
     Agricultural .................     ---         ---          ---          ---
     Consumer......................     150        6.23          163         6.29
Unallocated........................   1,630         ---        1,635          ---
                                     ------      ------       ------       ------
      Total........................  $2,030      100.00%      $2,058       100.00%
                                     ======      ======       ======       ======

Investment Activities

         Securities. As part of its asset/liability management strategy, the Company and the Bank invest in U.S. and local government and agency securities, high quality short- and medium-term securities, primarily investment grade corporate obligations and mutual funds and interest-bearing deposits. At June 30, 1997, the Company and the Bank did not own any securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government or federal agency obligations. At June 30, 1997, the Bank owned $2.4 million of bank qualified local goverment agency securities.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" in the Annual Report incorporated by reference herein as Exhibit 13. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.4% as compared to the OTS requirement of 5.0%.

         The Bank will, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest trends. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13. At June 30, 1997 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at June 30, 1997 was $4.6 million and mature in 1998.

         On July 1, 1994, the Company and the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities not categorized as either held to maturity or trading account securities are classified as securities available for sale. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

         The following tables set forth the composition of the securities portfolio at the dates indicated.

                                                                                At June 30,
                                                      -------------------------------------------------------------
                                                              1997                 1996                 1995
                                                      -------------------- -------------------- -------------------
                                                         Book      % of       Book      % of       Book      % of
                                                         Value     Total      Value     Total      Value     Total
                                                      -------------------------------------------------------------
                                                                         (Dollars in Thousands)
Investments held-to-maturity:
 Federal agency obligations..........................  18,804       23.76%   4,010     8.91%   $ 6,518       10.45%
 U.S. Government obligations.........................     297        0.38      ---      ---        ---         ---
 Corporate obligations...............................   5,980        7.55    5,333    11.86      6,272       10.06
 Other investments...................................   2,385        3.01        4     0.01          4        0.01
                                                       ------      ------   ------   ------    -------      ------
  Total investment securities held-to-maturity ......  27,466       34.70    9,347    20.78     12,794       20.52
                                                      -------      ------   ------   ------    -------      ------
Investments available-for-sale:
Federal agency obligations...........................  45,969       58.08   32,630    72.54     47,557       76.25
Corporate obligations................................   5,675        7.17    2,980     6.62      2,020        3.23
Other................................................      39        0.05       27     0.06        ---       ---
                                                      -------      ------  -------    -----    -------      ------
  Total investments available for sale...............  51,683       65.30   35,637    79.22     49,577       79.48
                                                      -------       -----  -------    -----    -------      ------
Total investment securities.......................... $79,149      100.00% $44,984   100.00%   $62,371      100.00%
                                                      =======      ======  =======   ======    =======      ======

Average remaining life or term to repricing of
 securities..........................................  41 mos.              27 mos.             42 mos.


         For information regarding the estimated market value of the securities at June 30, 1997, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

         The following table sets forth the composition and maturities of the investment securities portfolio as of June 30, 1997.

                                                                                At June 30, 1997
                                                     -------------------------------------------------------------------------------
                                                       Less Than     1 to 5        5 to 10       Over 10
                                                        1 Year        Years         Years         Years         Total Securities
                                                     -------------------------------------------------------------------------------
                                                      Book Value   Book Value    Book Value    Book Value   Book Value  Market Value
                                                     -------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Investments held-to-maturity:
 U.S. government securities.......................    $   198    $      99       $   ---      $    ---       $    297     $    298
 Federal agency obligations.......................        ---       18,804           ---           ---         18,804       18,988
 Corporate obligations............................        ---        5,980           ---           ---          5,980        6,046
 Other investments................................        ---          106           235         2,044          2,385        2,396
                                                     --------      -------        ------        ------        -------       ------
  Total investment securities held-to-maturity ...        198       24,989           235         2,044         27,466       27,728
                                                      -------       ------        ------       -------         ------       ------

Investments available-for-sale:
 Federal agency obligations.......................     12,215       32,258           ---         1,594         46,067       45,969
 Corporate obligations............................      3,925        1,697           ---           ---          5,622        5,675
 Other investments................................          3          ---           ---           ---              3           39
                                                     --------     --------       -------      --------      ---------     --------
  Total investments available for sale............     16,143       33,955           ---         1,594         51,692       51,683
                                                       ------       ------       -------        ------         ------       ------

Total securities..................................    $16,341      $58,944        $  235        $3,638        $79,158      $79,411
                                                      =======      =======        ======        ======        =======      =======

Average weighted yield............................      5.80%       6.74%          6.75%        7.69%          6.59%
                                                        ====        ====           ====         ====           ====

         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable interest rates or short or intermediate effective terms to maturity. In addition, the Bank has purchased investment grade, fixed-rate and variable-rate Collateralized Mortgage Obligations ("CMOs") having estimated average lives from one to twenty years. CMOs are securities derived by reallocating cash flows from mortgage-backed securities or from pools of mortgage loans held by a trust. The CMOs acquired by the Bank are not interest-only or principal-only or residual interests except for one interest-only CMO totaling $25,000. At June 30, 1997, the book value of the CMOs was $45.8 million. The book value of all the Bank's mortgage-backed securities at June 30, 1997 was $149.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report incorporated by reference herein as Exhibit 13. At June 30, 1997, the Bank did not own mortgage-backed securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government agency obligations.

         The Bank's mortgage-backed securities are classified as either held-to-maturity or available-for-sale. Those mortgage-backed securities classified as held-to-maturity are carried at amortized cost in the Bank's financial statements. While those mortgage-backed securities classified as available-for-sale are carried at fair value.

         Substantially all of the Bank's mortgage-backed securities are backed by federal agencies or have received the highest rating by a nationally recognized rating agency as of June 30, 1997. The Bank also holds $6 million of mortgage-backed securities issued by private institutions.

         On July 1, 1995, the Company and Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, mortgage-backed securities not categorized as either held to maturity or trading account securities are classified as securities available for sale. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

         The following table sets forth the book value of the mortgage-backed securities portfolio, net, in dollar amounts as of the dates indicated.

                                                                            At June 30,
                                                               ---------------------------------------
                                                                  1997           1996           1995
                                                               ---------------------------------------
                                                                                               (In
                                                                                            Thousands)
Issuers:
 Federal Home Loan Mortgage Corporation....................    $  66,070        $77,105       $106,747
 Federal National Mortgage Association.....................       12,344         16,674         17,880
 Government National Mortgage Association..................       18,850          2,067          2,873
 Collateralized Mortgage Obligations - federal agency......       45,815          9,101         16,217
 Collateralized Mortgage Obligations - private issuer......          ---            ---            108
 Other.....................................................        6,090            ---            ---
                                                              ----------  -------------  -------------

     Total.................................................     $149,169       $104,947       $143,825
                                                                ========       ========       ========

         The following table sets forth the contractual maturities, without giving effect to repricing, of the mortgage-backed securities portfolio, net, at June 30, 1997.

                                                                                                Market     June 30,
                                              1 - 3     3 - 5   5 - 10    10 - 15  Over 15       Value       1997
                                              Years     Years    Years     Years    Years     Adjustment    Total
                                             ---------------------------------------------------------------------
                                                                          (In Thousands)
Held-to-Maturity:
 Federal Home Loan Mortgage Corporation..... $  ---   $  2,968  $ 8,546   $34,964   $3,152     $  ---  $   49,630
 Federal National Mortgage Corporation......    ---        ---      ---       ---      ---        ---         ---
 Government National Mortgage Association...    ---        ---       43    18,248      ---        ---      18,291
 Collateralized Mortgage Obligations -
 Federal Agency.............................    ---        ---      519     8,512   36,784        ---      45,815
 Other .....................................    ---        ---      ---     4,045      ---        ---       4,045
                                             ------     ------  -------   ----------------     ------    --------
                                                ---      2,968    9,108    65,769   39,936        ---     117,781
                                             ------      -----   ------    ------  -------     ------     -------

Available for sale:
 Federal Home Loan Mortgage Corporation.....    ---        ---      ---       ---   16,496       (56)      16,440
 Federal National Mortgage Corporation......    ---        ---      ---       ---   12,372       (28)      12,344
 Government National Mortgage Association...    ---        ---        1       ---      561        (3)         559
 Other .....................................    ---        ---      ---       ---    2,004         41       2,045
                                             ------     ------  ------- ---------  -------      -----     -------
                                                ---        ---        1       ---   31,433       (46)      31,388
                                             ------     ------   ------ ---------   ------     ------     -------
          Total............................. $  ---   $  2,968  $ 9,109   $65,769  $71,369     $ (46)  $  149,169
                                             =======    ======    =====    =======  ======     ======     =======

         The following schedule sets forth the contractual maturity and repricing of the Bank's mortgage-backed securities portfolio, net, at June 30, 1997. Those which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing.

                                                     After 1      After 2      After 3
                                         1 Year      Through      Through      Through
                                         or Less     2 Years      3 Years      5 Years
                                       ------------------------------------ -------------
                                                        (In Thousands)
Mortgage-Backed Securities
Held-to-Maturity...................... $ 25,446    $     ---   $     ---       $2,968

Mortgage-Backed Securities Available-
for-Sale..............................   31,433          ---         ---          ---

Collateralized Mortgage Obligations...   10,383          ---         ---          ---
                                       --------    ---------   ---------     --------

     Total............................  $67,262    $     ---   $     ---       $2,968
                                        =======    =========   =========       ======

(Continued)
                                        After 5     After 10                   Market
                                        Through      Through      Over 15       Value
                                       10 Years     15 Years       Years     Adjustment       Total
                                       ----------------------- -------------------------- ---------
                                                        (In Thousands)
Mortgage-Backed Securities
Held-to-Maturity......................   $8,589     $34,963   $      ---      $    ---     $ 71,966

Mortgage-Backed Securities Available-
for-Sale..............................        1         ---          ---          (46)       31,388

Collateralized Mortgage Obligations...      519       1,427       33,486           ---       45,815
                                       --------     -------      -------       -------     --------

     Total............................   $9,109     $36,390      $33,486       $  (46)     $149,169
                                         ======     =======      =======        ======      ========

         Cash Surrender Value of Life Insurance Policies. Western Federal currently maintains Key Person Insurance coverage on certain of its executive officers. The purpose of this insurance purchase was twofold: (1) Key Person Insurance coverage for the Bank on those job positions and (2) funding of death and salary continuation plan benefits for certain of those employees. At June 30, 1997 the Bank had $6.1 million in cash surrender value of life insurance policies, of which $2.7 million was a result of the Acquisition.

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

         Deposits. The Bank attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Bank offers regular savings accounts, NOW accounts, non-interest bearning demand accounts, money market accounts and certificates of deposits with varying maturities. Western Federal has not actively sought deposits outside of its primary market area. Western Federal does not have any brokered deposits at this time but may consider the use of such funds in the future to fund loan growth. The Bank also accepts deposits of $100,000 or more from municipalities and individuals within its market area.

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

         Based on its experience, the Bank believes that the majority of its regular savings, NOW, non-interest bearing demand accounts, and money market accounts are relatively stable sources of deposits. The Bank believes that a portion of regular savings and money market accounts represent certain depositors' preference for short-term investments in declining interest rate environment while certificates of deposit are preferred by those depositors in a rising interest rate environment. The Bank's ability to attract and maintain certificates of deposit, and the rates paid thereon, has been and will continue to be significantly affected by market rates.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                      Year Ended June 30,
                                        ----------------------------------------------
                                           1997              1996              1995
                                        ----------------------------------------------
                                                        (In Thousands)
Opening balance.......................  $  350,212          $344,155          $349,121
Purchased deposits....................     287,046               ---               ---
Deposits..............................   1,701,486           805,427           788,328
Withdrawals...........................  (1,723,664)         (815,161)         (807,009)
                                        ----------          --------          --------
Balance before interest credited......     615,080           334,421           330,440
Interest credited.....................      15,789            15,791            13,715
                                          --------          --------          --------
Ending balance........................    $630,869          $350,212          $344,155
                                          ========          ========          ========

Net increase (decrease)...............    $280,657          $  6,057          $ (4,966)
                                          ========          ========          ========

Percent increase (decrease)...........       80.14%             1.76%             (1.42)%
                                             =====              ====               ====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                        Year Ended June 30,
                                              ----------------------------------------------------------------
                                                     1997                  1996                   1995
                                              ----------------------------------------------- ----------------
                                                          Percent                Percent              Percent
                                              Amount     of Total    Amount     of Total     Amount  of Total
                                              ----------------------------------------------------------------
                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook and savings accounts (2.75 - 3.00%).. $102,923     16.31%  $ 64,889    18.53%    $ 65,607      19.06%
Money market accounts (2.96 - 4.98%)..........   49,062      7.78     24,018     6.86       25,923       7.53
NOW accounts (1.50 - 2.25%)...................   76,582     12.14     49,848    14.23       45,926      13.35
Non-Interest bearing demand ..................   26,050      4.13        ---   ---             ---      ---
                                               --------    ------   --------   ------     --------     ------
Total non-certificates........................  254,617     40.36    138,755    39.62      137,456      39.94
                                               --------    ------   --------   ------     --------     ------

Certificates:

0.00 -  3.99%.................................$   1,276      0.20%  $  1,731     0.49%    $  7,043       2.05%
4.00 -  5.99%.................................  288,440     45.72    159,275    45.48      131,238      38.13
6.00 -  7.99%.................................   86,341     13.69     50,447    14.41       68,381      19.87
8.00 -  and over .............................      195      0.03          4    -.--            37       0.01
                                               --------    ------   --------   ------     --------     ------
Total certificates............................  376,252     59.64    211,457    60.38      206,699      60.06
                                               --------   -------   --------   ------     --------     ------
Total deposits................................ $630,869    100.00%  $350,212   100.00%    $344,155     100.00%
                                               ========    ======   ========   ======     ========     ======

         The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of June 30, 1997.

                                       0.00-        4.00-        6.00-       8.00 or                  Percent
                                       3.99%        5.99%        7.99%       Greater        Total    of Total
                                   ------------ -------------------------------------------------------------
                                                                 (Dollars in Thousands)
Certificate accounts maturing in
quarter ending:
September 30, 1997................   $   867      $ 91,489    $  15,005        $  92     $107,453      28.56%
December 31, 1997.................       360        61,596       11,081          103       73,140      19.44
March 31, 1998....................        25        41,263        8,382          ---       49,670      13.20
June 30, 1998.....................         4        36,142        8,342          ---       44,488      11.82
September 30, 1998................       ---        15,188        4,896          ---       20,084       5.34
December 31, 1998.................       ---        15,911        3,365          ---       19,276       5.12
March 31, 1999....................       ---        10,852        8,232          ---       19,084       5.07
June 30, 1999.....................        21         5,324        9,684          ---       15,029       3.99
September 30, 1999................       ---         2,311        2,550          ---        4,861       1.29
December 31, 1999.................       ---         1,677        3,346          ---        5,023       1.34
March 31, 2000....................       ---         1,457        4,068          ---        5,525       1.47
June 30, 2000.....................       ---           634        2,476          ---        3,110       0.83
Thereafter........................       ---         4,597        4,912          ---        9,509       2.53
                                     -------      --------      -------         ----     --------     ------
   Total..........................    $1,277      $288,441      $86,339         $195     $376,252     100.00%
                                      ======      ========      =======         ====     ========     ======

   Percent of total...............      0.34%        76.66%       22.95%        0.05%      100.00%
                                        ====         =====        =====         ====       ======

         The following table sets forth the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                            Maturity
                                                 ---------------------------------------------------------------
                                                                 Over         Over
                                                  3 Months      3 to 6       6 to 12       Over 12
                                                  or Less       Months       Months        Months        Total
                                                 ---------------------------------------------------------------
                                                                         (In Thousands)
Certificates of deposit less than $100,000....    $ 93,351      $67,687      $86,842      $ 92,644      $340,524
Certificates of deposit of $100,000 or more...       9,583        4,902        6,627         7,789        28,901
Public funds(1)...............................       4,519          551          689         1,068         6,827
                                                  --------     --------    ---------      --------     ---------
Total certificates of deposit.................    $107,453      $73,140      $94,158      $101,501      $376,252
                                                  ========      =======      =======      ========      ========

-----------------------
(1) Deposits from governmental and other public entities.

         For additional information regarding the composition of the Bank's deposits, see Note 9 of the Notes to the Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

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

         The Bank borrows funds from the FHLB of Seattle under its various fixed rate, variable rate, and amortizing advance lending programs, with terms requiring monthly interest payments. Principal payments are due monthly under the amortizing advance program and upon maturity for all other advance programs. The Bank is generally required to pay a commitment fee upon application and is normally subject to a prepayment fee if the advance is prepaid by the Bank. See
Note 10 the Notes of Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, CMO's and other borrowings for the periods indicated.

                                                                                  Year Ended June 30,
                                                                      -----------------------------------------
                                                                        1997             1996            1995
                                                                      -----------------------------------------
                                                                                   (In Thousands)
Maximum Balance:

  FHLB Advances...................................................    $190,338         $145,388        $133,119
  Collateralized Mortgage Obligations.............................       1,117            1,584           2,244
  Other Borrowings and Repurchase Agreements......................       8,101              ---             ---

Average Balance:

  FHLB Advances...................................................     145,446          134,211         112,343
  Collateralized Mortgage Obligations.............................         967            1,380           1,877
  Other Borrowings and Repurchase Agreements......................       2,731              ---             ---

         The following table sets forth certain information as to the Bank's FHLB advances and CMO's at the dates indicated.

                                                                                        June 30,
                                                                      -----------------------------------------
                                                                        1997             1996            1995
                                                                      -----------------------------------------
                                                                                 (Dollars in Thousands)

FHLB Advances.........................................................$190,338         $124,663        $133,119
Collateralized Mortgage Obligations...................................     797            1,175           1,585
Other Borrowings and Repurchase Agreements............................   8,101              ---             ---
                                                                      --------         --------        --------
  Total Borrowings....................................................$199,236         $125,838        $134,704
                                                                      ========         ========        ========
Weighted Average Interest Rate of FHLB Advances.......................    6.14%            6.26%           6.28%
                                                                          ====             ====           =====
Weighted Average Interest Rate of Collateralized Mortgage Obligations.   11.37%           11.27%          11.22%
                                                                         =====            =====           =====
Weighted Average Interest Rate of Other Borrowings and Repurchase
   Agreements.........................................................    5.30%             ---%            ---%
                                                                         =====              ===             ===

Interest Rate Caps and Interest Rate Swaps

         As explained under Interest Rate Risk Management in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 14 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13, the Bank was party to two interest rate exchange agreements. These two agreements were interest rate cap agreements covering a total of $10.0 million in notional principal amounts wherein the interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a transaction fee, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest bearing liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At June 30, 1997 the amount of the unamortized premiums paid related to the interest rate cap transactions was $181,000.

Subsidiary Activities

         General. The Company has no direct subsidiaries other than the Bank. Western Federal has four wholly owned service corporation subsidiaries:
WesterFed Insurance Services, Inc. ("WesterFed Insurance"), Service Corp. of Montana, Inc. ("Service Corp."), SFS Industries Inc. ("SFS") and a special-purpose finance subsidiary, Monte Mac I, Inc. ("Monte Mac"). At June 30, 1997, Western Federal's investment in the four wholly owned service corporations totaled $3.1 million, or approximately 0.32% of unconsolidated assets, at such date.

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

         The following is a description of Western Federal's service corporations:

         Westerfed Insurance Services, Inc. Westerfed Insurance, which was incorporated in 1981, is an insurance agency currently engaged in the sale of tax deferred annuities and depositor group health insurance programs, although it may offer a wider range of insurance services in the future. This subsidiary was acquired by Western Federal in connection with its acquisition of Home Federal in 1983. Western Federal's investment in WesterFed Insurance was $157,000 at June 30, 1997. This subsidiary had an after-tax profit of $3,000 for the fiscal year ended June 30, 1997.

         Service Corp. of Montana, Inc. Service Corp. was acquired December 1988, in connection with the acquisition of Great Falls Federal. This service corporation owns and operates a 30-unit apartment complex in Lewistown, Montana and a single family residence in Hamilton, Montana. Western Federal's investment in Service Corp. totaled $392,000 at June 30, 1997.

         SFS Industries Inc. SFS was acquired in February 1997, in connection with the acquisition of Security Bancorp. SFS conducts a securities brokerage business under the name of Security Financial Services in Western Federal's Billings Office and a real estate rental business. At June 30, 1997, Western Federal's investment in SFS totaled $903,000.

         Monte Mac I, Inc. Monte Mac was formed in 1985 for the purpose of participating in a collateralized mortgage obligation conduit program. Monte Mac had participated in three series of CMO issuances. The CMOs are collateralized by FHLMC participation certificates transferred by Western Federal to Monte Mac. The transferred FHLMC certificates had a book value of $1.9 million at June 30, 1997. Western Federal's investment in Monte Mac as of June 30, 1997, included approximately $1.1 million in FHLMC certificates in excess of collateralized mortgage obligations. The payments received on the FHLMC certificates are used to pay down the CMOs. If the CMOs are paid as originally projected, the remaining investment in Monte Mac is expected to be minimal.

Regulation

         General. The Bank is a federally chartered Bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all of its operations. The Bank is a member of the FHLB of Seattle and is subject to certain limited regulation by the Board of

Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were September 1995 and March 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was approximately $517,000. Savings associations (unlike the Bank) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay higher premiums.

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

         The Bank's permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was $8.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. The deposits of the Bank are presently insured by the SAIF. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk- based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally be subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation was enacted in September 1996 that provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $2.3 million was paid in November, 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to $402,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. The FICO assessment for the SAIF insured institutions will be $0.0648 per $100 deposits while BIF insured institutions will pay $0.013 per $100 deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity, adjusted to eliminate unrealized gains and losses on certain available-for-sale securities and retained income, and certain noncumulative perpetual preferred stock and related income. At June 30, 1997 the Bank added back to capital $42,000 for losses on available-for-sale securities. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Bank had intangible assets of $142,000 of unamortized purchased mortgage servicing rights, $14,000 of which was required to be deducted from tangible capital and goodwill and core deposit intangible relating to the purchase of Security Bancorp of $20.8 million, all of which was required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries in determining tangible capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of generally accepted accounting principles ("GAAP"). For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1997, the Bank was required to deduct $550,000 of its investment in Service Corp. of Montana, Inc. and $903,000 of its investment in SFS Industries under these rules.

         At June 30, 1997, the Bank had tangible capital of $79.8 million, or 8.5% of adjusted total assets, which is approximately $65.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no such intangible assets.

         At June 30, 1997, the Bank had core capital equal to $79.8 million, or 8.5% of adjusted total assets, which is $51.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and had $4.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets, and were included in the $84.4 million of risk-based capital at June 30, 1997.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight ranging from 0% to 100% based on the risk inherent in this type of asset. For example, the OTS has assigned risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based on June 30, 1997 OTS interest rate risk information, the Bank would be required to make a deduction from total capital in the amount of $2.8 million in calculating its risk-based capital requirement had such rule been in effect on June 30, 1997. Based on the Bank's excess risk-based capital of $38.0 million at June 30, 1997, notwithstanding this $2.8 million deduction from capital, the Bank would continue to exceed it's risk-based capital requirement.

         On June 30, 1997, the Bank had total risk-based capital of $84.4 million (including $79.8 million in core capital and $4.6 million in qualifying supplementary capital) and risk-weighted assets of $582.0 million (including $12,000 in converted off-balance sheet assets); or total risk-based capital of 14.5% of risk-weighted assets. This amount was $38.0 million above the current 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to other general enforcement actions by the OTS and the FDIC including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. See "The Conversion--Effects of Conversion to Stock Form on Depositors and Borrowers of the Bank" and "-- Restrictions on Repurchase of Stock."

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Western Federal may pay dividends in accordance with this general authority.

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

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 9.4% and a short-term liquid assets ratio of 4.0%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules. OTS accounting regulations, which may be made more stringent than GAAP, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See " - Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At June 30, 1997, the Bank had $11.5 million in FHLB stock, which was in compliance with this requirement.

In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 9.00% and were 6.52% and 7.74% for calendar years 1995 and 1996 respectively.

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

         For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Seattle to the Bank totaled $712,000, which constitutes a $191,000 increase over the amount of dividends received in fiscal year 1996. There can be no assurance that such dividends will continue in the future.

         Federal and State Taxation. The Company, the Bank, and its non-bank subsidiaries file a consolidated federal income tax return using the accrual method of accounting. For fiscal years beginning before January 1, 1997, Montana state statute prevents filing of a consolidated Montana income tax return; thus, separate returns are filed by the Company (including the non-bank subsidiaries) and the Bank. Generally with some exceptions, including the Bank's reserve for bad debts discussed below, the Company, the Bank and its subsidiaries are subject to federal income taxes in the same manner as other corporations.

         The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to the Company, the Bank, or its subsidiaries.

         For taxable years beginning prior to January 1, 1996, savings institutions, such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, including various types of mortgage-backed securities, may have been computed using an amount based on the Bank's actual loss experience or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable method to calculate the deduction attributable to an addition to the tax bad debt reserve.

         Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations can no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. The Bank's post-1987 reserves that will be recaptured into income ratably over a six-year period is $3.2 million. At June 30, 1997 the Bank's bad debt reserve for tax purposes was approximately $13.8 million.

         Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States of any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

         Corporate Alternative Minimum Tax - Federal tax law imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carry-overs. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses). Under prior law, the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method was treated as a preference item for purposes of computing the AMTI. For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Company, whether or not an alternative minimum tax is paid.

         Dividends-Received Deduction and Other Matters - The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         The Company and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through June 30, 1989. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors or, or entities merged with and into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

         Montana Taxation - Under Montana taxation law, savings associations, such as the Bank, are subject to corporation license tax, which incorporates or is substantially similar to applicable provisions of the Federal Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments at a rate of 6.75% for fiscal year 1997. Under Montana law, a savings association is not allowed to make a deduction from gross income for a reserve for bad debts in the computation of the Montana corporate license tax or file a consolidated corporate license tax return with affiliated companies.

         Delaware Taxation - As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Impact of New Accounting Standards

         See Note 1, Summary of Significant Accounting Policies and Note 15, Recent Accounting Pronouncements Not Yet Adopted in Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as
Exhibit 13.

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

         The Bank estimates its market share of the savings deposits in the counties where it has branch offices to be as follows:


                                                  June 30, 1996
                 County                          Deposit Share(1)              City
----------------------------------------         ----------------     ----------------------
Missoula................................            16.2%                           Missoula
Yellowstone.............................            12.2                 Billings and Laurel
Lewis & Clark...........................             6.5              Helena and East Helena
Cascade.................................             4.7                         Great Falls
Gallatin................................             3.7                             Bozeman
Ravalli.................................             5.5                            Hamilton
Pondera  ...............................             9.1                              Conrad
Fergus..................................            17.0                           Lewistown
Custer..................................             6.6                          Miles City
Big Horn ...............................            12.1                              Hardin
Deer Lodge..............................            25.6                            Anaconda
Flathead................................             0.9                           Kalispell
Hill....................................            11.3                               Havre
Phillips................................             4.7                               Malta
Richland................................             6.0                              Sidney
Sheridan................................            15.4                          Plentywood
Silverbow...............................             9.0                               Butte
Valley..................................             6.2                             Glasgow

-----------------
(1) Based on data supplied by Ferguson & Company Branch Source as of June 1996, Western Federal held approximately a 6.9% market share of deposits in Montana. Based on this market share, Western Federal ranked 4th out of 179 financial institutions located in Montana. See "- Market Areas" for information regarding the Bank's deposit share in each county in its market area.

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

Executive Officers of the Company

         The following table sets forth certain information at June 30, 1997 regarding the executive officers of the Company and the Bank who are not also directors.


         Name              Age                        Position(s) Held
-------------------        ---     ---------------------------------------------------------------------------
Douglas G. Bardwell        55      Executive Vice President and Secretary of the Company and
                                   Executive Vice President and Chief Operating Officer of the Bank
James A. Salisbury         46      Treasurer and Chief Financial Officer of the Company and the Bank
Jack E. Lovell             60      Senior Vice President and Credit Administrator of the Bank
Dale W. Brevik             45      Senior Vice President and Marketing Director/Investor Relations of the Bank
Charles E. Eiseman         47      Senior Vice President/Montana Lending Manager of the Bank

         The business experience of each executive officer who is not also a director is set forth below.

         Douglas G. Bardwell. Mr. Bardwell became Executive Vice President and Secretary of the Company in September 1993. Mr. Bardwell joined the Bank in August 1973. He was appointed Chief Operating Officer in 1983 and Executive Vice President in 1989. He also serves on the Board of Directors of WesterFed Insurance Services, Inc., Monte Mac I, and Service Corporation of Montana. Mr. Bardwell is responsible for the supervision of the Bank's savings and operations departments. Mr. Bardwell is a graduate of the University of Montana.

         James A. Salisbury. Mr. Salisbury became Treasurer and Chief Financial officer of the Company in September 1993. Mr. Salisbury joined Western Federal as Treasurer and Chief Financial Officer in 1983. Prior to such time, he was employed as the Chief Financial Officer for Home Federal from 1980 to 1983. From 1978 to 1980, he was in private practice as a certified public accountant.Mr. Salisbury is responsible for the formulation and implementation of the policies and objectives of the Bank's finance, accounting and audit function. He also serves as Treasurer and Chief Financial Officer of Westerfed Insurance Services Inc., Monte Mac I and Service Corporation of Montana. Mr. Salisbury is a graduate of the University of Montana and is a certified public accountant.

         Jack E. Lovell. Mr. Lovell has been employed by Western Federal since September 1975 and was promoted to Senior Vice President/Credit Administrator in October, 1996. He has been Credit Administrator since 1979. As Credit Administrator he is responsible for policy formulation related to all Credit Administration and has direct oversight responsibility for Loan Servicing and Quality Control Departments. Mr. Lovell is a graduate of the University of Montana.

         Dale W. Brevik. Mr. Brevik has been with Western Federal since May 1979 and became Senior Vice President/Marketing Director/Investor Relations Manager in October, 1996. He has served as Marketing Director since 1983. In addition to his duties as Marketing Director, Mr. Brevik is the Investor Relations Manager and coordinates new product development and oversees Western Federal's insurance programs. Mr. Brevik is a graduate of the University of Montana.

         Charles E. Eiseman. Mr. Eiseman has been employed by Western Federal since December 1975 and became Senior Vice President/Montana Lending Manager in October, 1996. Since 1988, Mr. Eiseman's duties have included supervision of all loan origination activities in all cities where Western Federal has loan origination centers. Mr. Eiseman is a graduate of the University of Montana.

Employees

         At June 30, 1997, the Company had a total of 325 full-time employees and 88 part-time employees. None of the Bank employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.

Item 2.      Properties

         The following table sets forth information concerning the main office and each branch office and loan production office of the Bank at June 30, 1997. At June 30, 1997, the Bank's premises and equipment had an aggregate net book value of approximately $24.8 million.

                                 Year         Owned or        Lease Expiration          Net Book
             Location          Acquired        Leased               Date                  Value
-------------------------      --------       --------        ----------------     ----------------
                                                                                     (In Thousands)
Main Office
-----------
  110 East Broadway              1957          Owned                N/A            $          19
  Missoula, Montana

Full Service Branches
---------------------

  100 East Broadway              1957          Owned               N/A(1)                    649
  Missoula, Montana
  2230 Brooks                    1966          Owned                N/A                      378
  Missoula, Montana
  1610 S. Third West             1977          Leased               (2)                        0
  Missoula, Montana
  2601 Garfield                  1979          Owned                N/A                    1,175
  Missoula, Montana
  321 Fuller                     1983          Owned                N/A                      457
  Helena, Montana
  101 Lane Avenue                1983          Owned                N/A                       73
  East Helena, Montana
  601 N. Montana                 1983          Leased          December 1997                   8
  Helena, Montana
  3171 N. Montana                1996          Owned                N/A                      356
  Helena, Montana
  1941 West Main at 20th         1983          Owned                N/A                      353
  Bozeman, Montana
  501 N. First Street            1980          Owned                N/A                    1,679
  Hamilton, Montana
  2425 10th Avenue South         1988          Owned                N/A                      458
  Great Falls, Montana
  25 Fifth Street North          1988          Owned                N/A                      916
  Great Falls, Montana
  900 Third Street, N.W.         1988          Owned                N/A                      171
  Great Falls, Montana
  424 West Main Street           1988          Owned                N/A                      182
  Lewistown, Montana
  702 South Main                 1988          Owned                N/A                      193
  Conrad, Montana
  2929 Third Avenue North        1991          Owned                N/A                    2,254
  Billings, Montana
  300 - 24th Street West         1991          Leased          December 1997                   1
  Billings, Montana
  1101 Main Street               1991          Owned                N/A                       65
  Miles City, Montana
  524 North Cheyenne Avenue      1991          Owned                N/A                       97
  Hardin, Montana

                                          Year         Owned or        Lease Expiration          Net Book
            Location                   Acquired        Leased               Date                  Value
  ---------------------------------    --------        --------        ----------------       --------------
                                                                                              (In Thousands)
  219 North 26th Street                  1967          Owned                N/A                  1,841
  Billings, Montana
  219 North 26th Street (Corporate)      1967          Owned                N/A                      0
  Billings, Montana
  2401 Grand Avenue                      1975          Owned                N/A                  2,806
  Billings, Montana
  1546 Main Street                       1975          Owned                N/A                    513
  Billings, Montana
  2845 Old Hardin Road                   1997          Owned                N/A                    968
  Billings, Montana
  19 Montana Avenue                      1987          Owned                N/A                    508
  Laurel, Montana
  405 Main Street                        1979          Owned                N/A                    397
  Kalispell, Montana
  320 West Broadway                      1980          Owned                N/A                    960
  Missoula, Montana
  2350 South Reserve                     1995          Leased          December 1999               127
  Missoula, Montana
  221 Second Street NW                   1989          Owned                N/A                    390
  Sidney, Montana
  324 Third Avenue                       1989          Owned                N/A                  1,401
  Havre, Montana
  135 South Second Street East           1994          Owned                N/A                    131
  Malta, Montana
  125 Fourth Street South                1989          Leased             Monthly                    0
  Glasgow, Montana
  102 North Main                         1989          Owned                N/A                    353
  Plentywood, Montana
  1880 Harrison Avenue                   1994          Owned                N/A                  1,175
  Butte, Montana
  401 West Main                          1994          Owned                N/A                    717
  Lewistown, Montana
  307 East Park Street                   1994          Leased           March, 1998                 16
  Anaconda, Montana
  2901 West Main                         1996          Owned                N/A                    874
  Bozeman, Montana
Mortgage Loan Administration
----------------------------
  1100 South Avenue                      1993          Owned                N/A                  1,122
  Missoula, Montana
Construction in Progress                                                                           495
Land for future branch expansion                                                                   536
                                                                                           -----------
  Total                                                                                    $    24,814
                                                                                           ===========

----------------------
(1) Includes lease for drive-up window which expires in May 2001.
(2) Lease is on a month-to-month basis.

  The Company replaced the existing branch in Hamilton with a new facility and completed construction of a new branch in Helena during fiscal 1997. In addition, land has been purchased in Helena and Billings for potential branch facilities in the future.

  The Bank's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Bank's computer and other equipment (including furniture, fixtures and automobiles) at June 30, 1997, totaled $3.2 million. In addition, subsidiaries of the Bank hold properties and equipment with a net book value of $1.3 million. See "Business - Subsidiary Activities."

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

Item 4.      Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

  The caption "General Corporate and Stockholders' Information" contained in excerpts from the Company's Annual Report (beginning at page 60 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this
Item 5.

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

Item 8.      Financial Statements and Supplementary Data

  The caption "Consolidated Financial Statements" contained in excerpts from the Company's Annual Report (beginning at page 26 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 8.

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

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

  Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. See "Business - Executive Officers of the Company" in Part I of the Form 10-K for information regarding executive officers.

Item 11.     Executive Compensation

  Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.     Certain Relationships and Related Transactions

  Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 28, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

  The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                                           Pages in
                                                                                            Annual
Annual Report Section                                                                       Report
---------------------                                                                      --------
Consolidated Financial Information..........................................................   25

Independent Auditors' Report................................................................   26

Consolidated Balance Sheets -- June 30, 1996 and 1997.......................................   27

Consolidated Statements of Income -- Each of the Years in the Three-Year Period Ended
June 30, 1997...............................................................................   28


                                                                                                          Pages in
                                                                                                           Annual
Annual Report Section                                                                                      Report
---------------------                                                                                     --------
Consolidated Statements of Stockholders' Equity -- Each of the Years in the Three-Year
Period Ended June 30, 1997................................................................................   29

Consolidated Statements of Cash Flows -- Each of the Years in the Three-Year Period Ended
June 30, 1997.............................................................................................   30

Notes to Consolidated Financial Statements................................................................   31

Supplementary Financial Data..............................................................................   55

(a)(2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a)(3)  Exhibits:


                                                                                                  Reference to Prior
                                                                                                   Filing of Exhibit
    Regulation S-K                                                                                  Number Attached
    Exhibit Number                                    Document                                          Hereto
    --------------     --------------------------------------------------------------------------- -----------------
       2               Plan of acquisition, reorganization, arrangement, liquidation or succession       None
       3               (i)  Articles of Incorporation                                                      *
                       (ii) By-laws
       4               Instruments defining the rights of security holders, including indentures           *
       9               Voting trust agreement                                                            None
      10.1             Stock Option and Incentive Plan                                                    **
      10.2             Employee Stock Ownership Plan                                                       *
      10.3             Recognition and Retention Plan                                                     **
      10.4             Salary Continuation Plan                                                            *
      10.5             Directors Deferred Compensation Plan                                                *
      10.6             Benefit Equalization Plan                                                           *
      10.7             Employment Agreements for Messrs. Grimes, Bardwell and Salisbury                   **
      10.8             Employment Agreements for Messrs. Brevik, Eiseman and Lovell and Ms.               **
                       Dumontier
      10.9             Annual Management Incentive Plan                                                   **
      10.10            Wage Continuation Agreements for Messrs. Grimes, Bardwell and Salisbury            **
      10.11            Equity Incentive Plan                                                              ***
      10.12            Employment Agreement for David W. Jorgenson, Elaine F. Hine, Stanley R.            ***
                       Hill and Scott W. Sanders
      11               Statement re: computation of per share earnings                                   None
      12               Statement re: computation of ratios                                            Not required
      13               Annual Report to Security Holders                                                  13
      16               Letter re: change in certifying accountant                                        None
      18               Letter re: change in accounting principles                                        None
      19               Report furnished to security holders                                              None
      21               Subsidiaries of Registrant                                                         21
      22               Published report regarding matters submitted to vote of security
                       holders                                                                           None
      23               Consent of experts and counsel                                                     23
      24               Power of Attorney                                                              Not required
      27               Financial Data Schedule                                                            27
      28               Information from reports furnished to State insurance regulatory
                       authorities                                                                       None
      99               Additional exhibits                                                               None

-------------------------
* Filed on September 21, 1993, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-69168) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed on September 27, 1995, as the exhibits listed above to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 pursuant to the Securities Exchange Act of 1934 (File No. 0-22772). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed on November 19, 1996, as the exhibits listed above to the Registrant's Form S-4 registration statements (Registration No.
     533-16428) pursuant to the Securities Act of 1933 all of such previously filed documents are hereby incorporated herein by reference.

(b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WESTERFED FINANCIAL CORPORATION

Date:        September 29, 1997          By:   /s/ Lyle R. Grimes
                                               ------------------
                                               Lyle R. Grimes
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ Lyle R. Grimes
       ----------------------------------------
       Lyle R. Grimes,  Chairman of  the Board,
       President, Chief Executive Officer and
       Director (Principal Executive and
       Operating Officer)

Date:        September 29, 1997


 By:    /s/ Dr. Marvin Reynolds
        -----------------------------
        Dr. Marvin Reynolds, Director

Date:        September 29, 1997

By:    /s/ Dr. Otto G. Klein, Jr.
       --------------------------------
       Dr. Otto G. Klein, Jr., Director

Date:        September 29, 1997

By:    /s/ John E. Roemer
       -----------------------------
       John E. Roemer, Vice Chairman

Date:        September 29, 1997

By:    /s/ Laurie C. DeMarois
       ----------------------------
       Laurie C. DeMarois, Director

Date:        September 29, 1997

By:    /s/ James A. Salisbury
       ------------------------------------------
       James A. Salisbury, Treasurer and Chief
       Financial Officer (Principal Financial and
       Accounting Officer)

Date:        September 29, 1997

By:    /s/ Robert F. Burke
       -------------------------
       Robert F. Burke, Director

Date:        September 29, 1997

By:    /s/ David W. Jorgenson
       -------------------------------------
       David W. Jorgenson, Director and Vice
       President

Date:        September 29, 1997

By:    /s/ William Leslie
       ------------------------
       William Leslie, Director

Date:        September 29, 1997