Form 10-Q
period 1997-09-30
WESTERFED FINANCIAL CORP
filed 1997-11-14
CIK 912428

                UNITED STATES SECURITY AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     -------  THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter period ended September 30, 1997

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF ------- THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                        Commission file number 0-22772
                                               --------

                        WESTERFED FINANCIAL CORPORATION
 ------------------------------------------------------------------------------
            (Exact name of registrant as specified in this charter)

                DELAWARE                                      81-0487794
    -------------------------------                       -------------------
    (State or other jurisdiction of                       (IRS Employer ID #)
     incorporation or organization)

  110 East Broadway, Missoula, Montana                           59802
--------------------------------------                      ---------------
(Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number,                          406-721-5254
           including area code                               ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.


                   Yes     X             No
                       ----------            ------------

      The number of shares outstanding of each of the Issuer's Classes of
                    Common Stock, as of the latest date is:

 Class: Common Stock, Par Value $0.01 per share; Outstanding at October 31, 1997
               -- 5,577,127 shares (including restricted shares)

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                           Page

ITEM 1.       FINANCIAL STATEMENTS

     Consolidated Balance Sheets - September 30, 1997 (Unaudited) and June 30, 1997........................- 3 -

     Consolidated Statements of Income - Three Month Period Ended September 30, 1997  and
         September 30, 1996 (Unaudited)....................................................................- 4 -

     Consolidated Statement of Stockholders' Equity for the Three Month Period Ended
         September 30, 1997 (Unaudited)....................................................................- 5 -

     Consolidated Statements of Cash Flows for the Three Month Period Ended September 30,
         1997 and September 30, 1996 (Unaudited)  .........................................................- 6 -

     Notes to Consolidated Financial Statements

         1.   Basis of Presentation........................................................................- 7 -
         2.   Cash Equivalents.............................................................................- 7 -
         3.   Computation of Net Income per Share..........................................................- 7 -
              Recently Issued Accounting Standard..........................................................- 8 -
         4.   Dividends Declared...........................................................................- 8 -
         5.   Completed Acquisition........................................................................- 8 -
         6.   A Comparison of the Amortized Cost and Estimated Fair Value of Investment and
                  Mortgage-backed Securities ..............................................................- 9 -
              A Comparison of the Amortized Cost and Estimated Fair Value of Investment
                  Securities by Contractual Maturities....................................................- 10 -

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

         1.   Changes in Financial Condition.  Comparison of the Three Month Period from
                  June 30, 1997 to September 30, 1997.....................................................- 11 -
         2.   Comparison of Operating Results for the Three Month Period Ended September 30,
                   1997 and September 30, 1996............................................................- 13 -

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..................................- 19 -

PART II -- OTHER INFORMATION

     ITEM 1       LEGAL PROCEEDINGS.......................................................................- 20 -
     ITEM 2       CHANGE IN SECURITIES....................................................................- 20 -
     ITEM 3       DEFAULTS UPON SENIOR SECURITIES.........................................................- 20 -
     ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.......................................- 20 -
     ITEM 5       OTHER INFORMATION.......................................................................- 20 -
     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K........................................................- 20 -

SIGNATURES

ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1997 (Unaudited) and June 30, 1997


                                                                            (Unaudited)
                                                                           September 30,             June 30,
(Dollars in thousands, except share and per share data)                         1997                   1997
                                                                          ----------------      ----------------
                               ASSETS

Cash and due from banks                                                  $          17,132      $         16,999
Interest-bearing due from banks                                                      4,160                   160
                                                                         -----------------      ----------------

       Cash and cash equivalents                                                    21,292                17,159

Interest-bearing deposits                                                            2,000                 2,000
Investment securities available-for-sale                                            57,166                51,683
Investment securities, at amortized cost (estimated market value of
    $32,248 at September 30, 1997 and $27,728 at June 30, 1997)                     31,945                27,466
Stock in Federal Home Loan Bank of Seattle, at cost                                 11,687                11,456
Mortgage-backed securities available-for-sale                                       34,451                31,388
Mortgage-backed securities, at amortized cost (estimated market
    value of $117,423 at September 30, 1997 and $119,193 at June 30, 1996)         114,833               117,781
Loans available-for-sale                                                             8,260                 3,700
Loans receivable, net                                                              647,381               626,577
Accrued interest receivable                                                          7,789                 6,957
Premises and equipment, net                                                         30,777                29,291
Core deposit intangible                                                              5,095                 5,276
Goodwill                                                                            15,421                15,562
Cash surrender value of life insurance policies                                      6,474                 6,120
Other assets                                                                         4,632                 3,223
                                                                         -----------------      ----------------
              Total assets                                               $         999,203      $        955,639
                                                                         =================      ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                              $         630,638      $        630,869
   Repurchase agreements                                                             7,481                 7,786
   Borrowed funds                                                                  230,462               191,450
   Advances from borrowers for taxes and insurance                                   7,227                 3,753
   Income taxes                                                                      4,539                 3,504
   Accrued interest payable                                                          3,836                 3,593
   Accrued expenses and other liabilities                                            8,872                10,425
                                                                         -----------------      -----------------
       Total liabilities                                                           893,055               851,380
                                                                         -----------------      -----------------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding                                                                 ---                   ---
    Common stock, $.01 par value, 10,000,000 shares authorized;
      5,577,127 shares outstanding at September 30, 1997 and
      5,564,904  outstanding at June 30, 1997                                           56                    56
    Additional paid-in capital                                                      68,482                67,941
    Common stock acquired by ESOP/RRP                                               (2,756)               (2,936)
    Treasury stock, at cost                                                         (3,461)               (3,081)
    Net unrealized gain  on securities available-for-sale                              318                   (35)
    Retained earnings, substantially restricted                                     43,509                42,314
                                                                         -----------------      -----------------
       Total stockholders' equity                                        $         106,148      $        104,259
                                                                         -----------------      ----------------
           Total liabilities and stockholders' equity                    $         999,203      $        955,639
                                                                         =================      ================
       Book value per share                                              $           19.03      $          18.74
                                                                         =================      ================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three Month Period Ended September 30, 1997 and September 30, 1996 (Unaudited).

(Dollars in thousands, except share and per share data)                (Unaudited)
                                                                    Three Months Ended
                                                                      September 30,
                                                                   1997            1996
                                                                -----------    -----------
Interest income:
  Loans receivable                                              $    13,807    $     7,710
  Mortgage-backed securities available-for-sale                         579            729
  Mortgage-backed securities                                          1,990          1,037
  Investment securities available-for-sale                            1,218            690
  Investment securities                                                 515            153
  Interest-bearing deposits                                             143            228
  Other                                                                  77             46
                                                                -----------    -----------
      Total interest income                                          18,329         10,593
                                                                -----------    -----------

Interest expense:
  NOW and money market demand                                           817            382
  Savings                                                               690            474
  Certificates of deposit                                             5,391          3,009
  Advances from FHLB-Seattle and other borrowed funds                 3,434          2,085
                                                                -----------    -----------
      Total interest expense                                         10,332          5,950
                                                                -----------    -----------

      Net interest income                                             7,997          4,643
Provision for loan losses                                               164             15
                                                                -----------    -----------
      Net interest income after provision for loan losses             7,833          4,628
                                                                -----------    -----------

Non-interest income:
  Loan origination fees                                                 529            125
  Service fees                                                        1,125            566
  Net gain on sale of loans and securities available-for-sale           221            109
  Other                                                                  88             35
                                                                 -----------    -----------
      Total non-interest income                                       1,963            835
                                                                -----------    -----------

Non-interest expenses:
  Compensation and employee benefits                                  3,469          1,887
  Net occupancy expense of premises                                     532            223
  Equipment and furnishings expense                                     389            192
  Data processing expenses                                              380            165
  Federal insurance premium                                              90            211
  SAIF special assessment                                              --            2,297
  Intangible amortization                                               331           --
  Marketing and advertising                                             257             36
  Other                                                               1,405            720
                                                                -----------    -----------
      Total non-interest expense                                      6,853          5,731
                                                                -----------    -----------
      Income (loss) before income taxes                               2,943           (268)
Income taxes                                                          1,134            (89)
                                                                -----------    -----------
  Net income (loss) (1)                                         $     1,809    $      (179)
                                                                -----------    -----------
Net income (loss) per share                                     $      0.32    $     (0.04)
                                                                -----------    -----------
Dividends per share                                             $     0.115    $     0.095
                                                                ===========    ===========

Dividend payout ratio before SAIF assessment                          35.94%         32.76%
                                                                ===========    ===========
Weighted average common shares outstanding for
  earnings per share                                              5,622,429      4,260,452
                                                                ===========    ===========

(1) September 1996 includes approximately $1,414 special SAIF assessment net of tax at 38.5%.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Three Month Period Ended September 30, 1997 (Unaudited).

(Dollars in thousands, except share and per share data)



                                                                                                              Net
                                                                                                           Unrealized
                                                                                                            Loss on
                                                Additional                                                Securities
                                   Common        Paid-In        ESOP/         Treasury       Retained     Available
                                    Stock        Capital         RRP            Stock        Earnings      for Sale       Total
                                    -----        -------         ---            -----        --------      --------       -----

Balance at June 30, 1997            $  56      $   67,941     $  (2,936)     $  (3,081)     $   42,314      $  (35)     $  104,259

Net income                             --              --            --             --           1,809          --           1,809

Change in net unrealized loss on
     securities available-for-sale     --              --            --             --              --         353             353

ESOP shares committed to
     be released                       --              97            57             --              --          --             154

Amortization of award of
     RRP stock                         --              --           123             --              --          --             123

Purchase of treasury stock
     at cost - 17,500 shares           --              --            --           (380)             --          --            (380)

Stock options exercised
     (29,725 shares)                   --             444            --             --              --          --             444

Cash dividends declared
     ($0.115 per share)                --              --            --             --            (614)         --            (614)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997       $  56      $   68,482     $  (2,756)     $  (3,461)     $   43,509      $  318      $  106,148
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Three Month Period Ended September 30, 1997 and September 30, 1996 (Unaudited)

(Dollars in thousands except share and per share data)

                                                                                        (Unaudited)
                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                1997                   1996
                                                                            -----------------------------------

  Net cash provided by operating activities                                $      (1,471)         $       4,652
                                                                           -------------          -------------

Cash flows from investing activities:
  Net change in interest-bearing deposits                                            ---                 (2,103)
  Principal payments on mortgage-backed securities                                 2,985                  2,027
  Purchases of mortgage-backed securities available-for-sale                      (4,999)                  (983)
  Principal payments on mortgage-backed securities available-for-sale              2,118                  3,533
  Purchases of investment securities                                              (4,500)                   ---
  Proceeds from maturities of investment securities                                   40                  2,500
  Proceeds from maturities of investment securities available-for-sale            15,295                 17,159
  Purchase of investment securities available-for-sale                           (20,573)               (21,706)
  Principal payments on investment securities available-for-sale                     141                     80
  Net change in loans receivable                                                 (20,821)                (2,116)
  Purchases of premises and equipment                                             (1,922)                  (439)
                                                                           -------------          -------------

Net cash provided (used) by investing activities                                 (32,236)                (2,048)
                                                                           -------------          -------------

Cash flows from financing activities:
  Net change in deposits excluding interest credited                              (4,392)               (11,073)
  Net change in repurchase agreements                                               (305)                   ---
  Proceeds from borrowings                                                       130,215                  7,000
  Payments on borrowings                                                         (91,217)                (2,506)
  Net change in advances from borrowers for taxes and insurance                    3,475                  2,962
  Proceeds from exercise of options                                                  444                    ---
  Payments to acquire treasury stock                                                (380)                   ---
                                                                           -------------          -------------
      Net cash (used) provided by financing activities                            37,840                 (3,617)
                                                                           -------------          -------------

Net increase (decrease) in cash and cash equivalents                               4,133                 (1,013)

Cash and cash equivalents at beginning of period                                  17,159                 13,299
                                                                           -------------          -------------

Cash and cash equivalents at end of period                                 $      21,292          $      12,286
                                                                           =============          =============

Supplemental disclosure of cash flow information:
  Payments during the period for:
      Interest                                                             $       3,021          $       2,167
      Income taxes, net                                                              167                    ---
                                                                           =============          =============


See accompanying notes to consolidated financial statements.

               WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)



1.       BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results anticipated for the year ending June 30, 1998. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1997.

2.       CASH EQUIVALENTS
              For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.       COMPUTATION OF NET INCOME PER SHARE
              Net income per common share is based on the weighted average number of shares outstanding during the period applying the treasury stock method to common stock equivalents. The weighted average number of common and common stock equivalents for the three month period ended September 30, 1997 were 5,622,429. Stock options have been granted, under the Company's stock option and incentive plan, to purchase 543,079 shares. The adoption of an Equity Incentive Plan was ratified by the stockholders of the Company at the Special Meeting of Stockholders held on February 25, 1997. The plan provides for granting various awards to various Directors, Officers, and Employees of the Company or any of its parent or subsidiary corporations of various awards covering up to 250,000 shares of Common Stock. In addition, 195,175 shares of restricted stock have been issued in accordance with the Recognition and Retention Plan established by the Company. The common stock equivalents of these stock options and restricted stock awards are reflected in the income per share computations in the accompanying financial statements. Also there had been 354,933 shares of common stock originally issued to the Employee Stock Ownership Plan ("ESOP") trust for the benefit of the employees of the Company and its subsidiaries. ESOP shares that have been committed to be released are considered outstanding and ESOP shares that have not been committed to be released are not considered outstanding. At September 30, 1997, 121,593 ESOP shares were committed to be released and were considered in the earnings per share computations.

         RECENTLY ISSUED ACCOUNTING STANDARD
              SFAS No. 128, Earnings per Share, was issued in February, 1997 and will replace the presentation of primary and fully dilluted earnings per share ("EPS") with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
              Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity.
              This statement will be effective for the Company commencing February 1, 1998 and earlier application is not permitted. Once effective, this statement requires restatement of all prior-period EPS data. Pro forma basic and diluted net income per share as determined under this statement does not differ from the amounts as currently reported herein.

4.       DIVIDENDS DECLARED
              On October 24, 1997 the Board of Directors of the Company declared a quarterly cash dividend of $0.115 per share, payable on November 21, 1997 to stockholders of record on November 7, 1997.

5.       COMPLETED ACQUISITION
              On February 28, 1997, the Company completed its acquisition of Security Bancorp (the "Acquisition"). The Acquisition was accounted for as a purchase transaction and accordingly, the consolidated statement of income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book value of the assets and liabilities of the Company. The actual revaluation of Security Bancorp's net assets acquired is subject to the completion of studies and evaluations by management. The Company issued 1,150,175 shares of WesterFed Common Stock, options to acquire 94,696 common shares and committed to pay $25,995,480 in cash for all of the outstanding shares of Security Bancorp Common Stock, for total consideration (based on the $18.49 per share average closing price of WesterFed Common Stock as reported on the NASDAQ National Market System for the twenty business days from January 16, 1997 through February 12, 1997) of $48.7 million. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly owned subsidiary of Security Bancorp, merged with and into the Bank. At the time of the merger, Security Bancorp had assets on a consolidated basis of $372.6 million, deposits of $286.5 million and stockholders equity of $30.8 million. Unless the context otherwise requires, reference herein to the company includes WesterFed, Western Federal and its subsidiaries on a consolidated basis.

6. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:


                                                                         HELD-TO-MATURITY
                                                                      (Dollars in Thousands)
                                                 (Unaudited)
                                             September 30, 1997                                      June 30, 1997

                                              Gross        Gross     Estimated                    Gross         Gross     Estimated
                                Amortized   Unrealized  Unrealized     Fair         Amortized   Unrealized   Unrealized     Fair
                                   Cost       Gains       Losses      Value            Cost       Gains        Losses      Value
                                ---------   ----------  ----------  ---------        ---------   ----------  ----------  ---------
Federal Agency obligations        $  23,318       195        (25)      23,488       $   18,804         184      ---         18,988
U.S. Government obligations             298       ---        ---          298              297           1      ---            298
Corporate obligations                 5,982       120        ---        6,102            5,980          66      ---          6,046
Other investments                     2,347        16         (3)       2,360            2,385          13       (2)         2,396
                               ----------------------------------------------     ------------------------------------------------
  Total investment securities        31,945       331        (28)      32,248           27,466         264       (2)        27,728
Mortgage-backed securities          114,833     2,619        (29)     117,423          117,781       1,698     (286)       119,193
                               ----------------------------------------------     ------------------------------------------------
                                  $ 146,778     2,950        (57)     149,671       $  145,247       1,962     (288)       146,921
                               ==============================================     ================================================



                                                                        AVAILABLE-FOR-SALE
                                                                      (Dollars in Thousands)
                                                 (Unaudited)
                                             September 30, 1997                                      June 30, 1997

                                              Gross        Gross    Estimated                    Gross         Gross    Estimated
                                Amortized   Unrealized  Unrealized    Fair         Amortized   Unrealized   Unrealized    Fair
                                  Cost       Gains       Losses      Value            Cost       Gains        Losses      Value
                               ---------   ----------  ----------  ---------        ---------   ----------  ----------  ----------
Federal Agency obligations       $   49,761       256        (14)      50,003        $  46,067         113     (211)        45,969
Corporate obligations                 7,076        48        ---        7,124            5,622          54       (1)         5,675
Other investments                         3        36        ---           39                3          36      ---             39
                              -----------------------------------------------      -----------------------------------------------
  Total investment securities        56,840       340        (14)      57,166           51,692         203     (212)        51,683
Mortgage-backed securities           34,265       400       (214)      34,451           31,434         220     (266)        31,388
                              -----------------------------------------------      -----------------------------------------------
                                 $   91,105       740       (228)      91,617        $  83,126         423     (478)        83,071
                              ===============================================      ===============================================

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT SEPTEMBER 30, 1997 IS AS FOLLOWS:



                                    HELD-TO-MATURITY
                                 (Dollars in Thousands)

                                                      (Unaudited)
                                                   September 30, 1997

                                            Amortized          Estimated
                                               Cost            Fair Value
                                            ---------          ----------

Due in one year  or less                 $           298     $           298
Due after one year through 5 years                29,407              29,700
Due after 5 years through 10 years                   235                 234
Due after 10 years                                 2,005               2,016
Other                                                ---                 ---
                                         ---------------     ---------------
                                                  31,945              32,248
                                         ===============     ===============




                                   AVAILABLE-FOR-SALE
                                 (Dollars in Thousands)

                                                      (Unaudited)
                                                   September 30, 1997

                                            Amortized          Estimated
                                               Cost            Fair Value
                                            ---------          ----------

Due in one year  or less                  $       7,082       $        7,102
Due after one year through 5 years               48,323               48,585
Other                                                 3                   36
SBA loans contractually due after 5 years         1,432                1,443
                                         --------------       --------------
                                                 56,840               57,166
                                         --------------       --------------




Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTH PERIOD FROM JUNE 30, 1997 TO SEPTEMBER 30, 1997.

              General -- Total assets increased $43.6 million to $999.2 million at September 30, 1997 from $955.6 million at June 30, 1997. The increase in assets was primarily the result of increases in loans receivable and loans available-for-sale of $25.3 million and an increase in investment securities, Federal Home Loan Bank of Seattle
         (FHLB) stock and all other interest earning assets of $14.5 million.

              Loans Receivable and Loans Available-for-Sale -- Loans receivable and loans available-for-sale increased $25.3 million to $655.6 million at September 30, 1997 from $630.3 million at June 30, 1997. Loans secured by real estate increased by $5.4 million and non-real estate commercial business loans, agricultural loans and consumer loans increased $18.5 million. The increase in loans receivable was primarily the result of loan originations of $95.4 million, partially offset by principal repayments of $54.2 million and the sale of loans available-for-sale of $16.5 million.

              Mortgage-Backed Securities -- Mortgage-backed securities increased $100,000 to $149.3 million at September 30, 1997 from $149.2 million at June 30, 1997.

              Investment Securities, FHLB Stock and Other Interest Earning Assets -- Investment securities, FHLB stock and other interest earning assets increased $14.5 million to $113.4 million at September 30, 1997 from $98.9 million at June 30, 1997. The $14.5 million increase was primarily the result of increases in interest-bearing due from banks and interest-bearing deposits of $4.0 million and investment securities of $9.9 million.

              Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $600,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $724,000 in the current fiscal year.

              From time to time, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At September 30, 1997 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at September 30, 1997 was $4.7 million and they will mature in 1998.

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

              Interest Rate Caps -- Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At September 30, 1997, the amount of the unamortized premiums paid related to the interest rate cap transactions was $218,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

         The following summarizes interest rate cap agreements at September 30, 1997:



         Notional principal              Agreement
               amount                   termination           Cap
         ------------------             -----------           ---
           (in thousands)
                 $ 5,000                 July, 1999            6.5%
                   5,000                 July, 1999            7.0%
                   5,000                 July, 2000            6.0%
                --------
                 $15,000
                ========

              Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At September 30, 1997 the Bank did not have any interest rate swap agreements in place.

              The counter parties to the interest rate cap agreements are the FHLB of Seattle in the amount of $10.0 million and Merrill Lynch in the amount of $5.0 million. The agreements are not collateralized. Interest rate swaps would be collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

              Deposits -- Deposits decreased $300,000 to $630.6 million at September 30, 1997 from $630.9 million at June 30, 1997. Checking and money market accounts increased $2.7 million while passbook accounts and certificates of deposit decreased $3.0 million.

              Borrowed Funds and Repurchase Agreements -- Borrowed funds and repurchase agreements increased $38.7 million to $237.9 million at September 30, 1997 from $199.2 million at June 30, 1997. There were new borrowings of $91.9 million with maturities of less than one year and $10.0 million of advances maturing in one or more years. The increase in borrowings were reduced by principal repayments and maturities of $63.7 million.

              Stockholders' Equity -- Stockholders' equity increased $1.8 million to $106.1 million at September 30, 1997 from $104.3 million at June 30, 1997. This increase was due to net income for the three month period of $1.8 million, $630,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, $353,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115, and the issuance of 29,725 new common shares with a recorded value of $444,000 related to exercised stock options. Stockholders' equity was reduced $614,000 for dividends declared during the three month period and the purchase of $380,000 of treasury stock.

2. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996



                                               RESULTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                 September 30,
                                                                                  (Unaudited)

                                                                   1997                                1996
                                                                  Amount             Change           Amount
                                                               -------------         ------           ------
                                                                                (In Thousands)

Total interest income                                         $      18,329      $       7,736     $     10,593
Total interest expense                                               10,332              4,382            5,950
                                                              -------------      -------------     ------------

         Net interest income                                          7,997              3,354            4,643
Provision for loan losses                                               164                149               15
                                                              -------------      -------------     ------------
         Net interest income after provision for loan losses          7,833              3,205            4,628
                                                              -------------      -------------     ------------

Fees and service charges                                              1,654                963              691
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                221                112              109
Other non-interest income                                                88                 53               35
                                                              -------------      -------------     ------------
         Total non-interest income                                    1,963              1,128              835
                                                              -------------      -------------     ------------

Income before non-interest expense                                    9,796              4,333            5,463
Total non-interest expense                                            6,853              1,122            5,731
                                                              -------------      -------------     ------------

         Income before income taxes                                   2,943              3,211             (268)
Income taxes                                                          1,134              1,223              (89)
                                                              -------------      -------------     ------------

         Net income                                           $       1,809      $       1,988     $       (179)
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




                                                                            Three Month Period Ended
                                                                                  (Unaudited)
                                                       September 30, 1997                             September 30, 1996
                                           ----------------------------------------------------------------------------------------

                                                Average     Interest                         Average      Interest
                                              Outstanding   Earned/        Yield/          Outstanding     Earned/        Yield/
                                              Balance (5)    Paid           Rate           Balance (5)      Paid           Rate
                                              -----------    ----           ----           -----------      ----           ----
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  648,412   $     13,806       8.52%          $   370,941  $     7,710        8.31%
  Mortgage-backed securities (2)                 151,127          2,569       6.80               102,177        1,766        6.91
  Investments (2)                                 99,786          1,734       6.95                54,495          843        6.19
  Other interest-earning assets (3)                8,876            143       6.44                10,583          228        8.62
  Cash surrender value of life insurance           6,356             77       4.85                 3,208           46        5.74
                                              ----------   ------------       ----           -----------  -----------        ----
Total Interest-Earning Assets                    914,557         18,329       8.02               541,404       10,593        7.83
                                              ==========   ============       ====           ===========  ===========        ====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits                       375,705          5,391       5.74               209,740        3,009        5.74
  Passbook deposits                              100,734            690       2.74                63,715          474        2.98
  Demand and NOW accounts                        103,377            318       1.23                48,902          177        1.45
  Money market accounts                           49,925            499       4.00                23,776          205        3.45
                                              ----------   ------------       ----           -----------  -----------        ----
    Total deposits                               629,741          6,898       4.38               346,133        3,865        4.47
  FHLB advances and notes payable                232,042          3,401       5.86               128,424        2,039        6.35
  Collateralized mortgage obligations                756             33      17.46                 1,097           46       16.77
                                              ----------   ------------       ----           -----------  -----------        ----
   Total Interest-Bearing Liabilities         $  862,539   $     10,332       4.79%          $   475,654  $     5,950        5.00%
                                              ==========   ============       ====           ===========  ===========        ====
Net interest income                                        $      7,997                                   $     4,643
                                                           ============                                   ===========
Net interest rate spread                                                      3.23%                                          2.83%
                                                                              ====                                           ====

Net interest earning assets                   $   52,018                                     $    65,750
                                              ==========                                     ===========

Net interest margin (4)                                                       3.50%                                          3.43%
                                                                              ====                                           ====

Average interest-earning assets to average
    interest-bearing liabilities                                 106.03%                                       113.82%
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

         General -- Net income increased $2.0 million to $1.8 million for the three month period ended September 30, 1997 from a loss of $179,00 for the same period last year. Net interest income after provision for loan losses increased $3.2 million and non-interest income increased $1.1 million while non-interest expense and income tax expense increased $1.1 million and $1.2 million respectively. The net interest margin (net interest income divided by average interest-earning assets) increased to 3.50% during the quarter ended September 30, 1997 from 3.43% during the same period last year. The interest rate spread at September 30, 1997 was 3.15% as compared to 2.70% at September 30, 1996. The increase in net income is primarily the result of a combination of the increased earnings as a result of the acquisition of Security Bancorp in February, 1997 and a one-time after tax charge to earnings of $1.4 million, levied on all thrift institutions, to recapitalize the Savings Association Insurance Fund ("SAIF") during the September 30, 1997 quarter.

         Interest Income -- Interest income increased $7.7 million to $18.3 million for the three month period ended September 30, 1997 from $10.6 million for the same period last year. The increase was primarily the result of a $373.2 million increase in average total interest-earning assets to $914.6 million during the three month period ended September 30, 1997 from $541.4 million during the same period last year. In addition, the average yield on interest-earning assets increased to 8.02% during the quarter ended September 30, 1997 from 7.83% during the same period last year due primarily to the Acquisition.

         Interest earned on loans receivable increased $6.1 million due primarily to a $277.5 million increase in the average balance of loans receivable to $648.4 million during the three month period ended September 30, 1997 from $370.9 million for the same period last year. In addition, the average yield on loans increased to 8.52% during the three month period ended September 30, 1997 from 8.31% for the same period last year. The increase in the average balance of loans receivable was primarily the result of the loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities increased $803,000 due primarily to a $48.9 million increase in the average balance of mortgage-backed securities outstanding to $151.1 million for the three month period ended September 30, 1997 from $102.2 million during the same period last year. The increase was primarily the result of the Acquisition.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $837,000 primarily due to an increase in the average balance of these securities of $46.7 million to $115.0 million during the quarter ended September 30, 1997 from $68.3 million during the same period last year. The average yield increased to 6.80% during the quarter ended September 30, 1997 from 6.54% for the same period last year. The increase in average balance is the result of both the Acquisition and the purchase of additional investment securities for the purpose of increasing interest income.

         Interest Expense -- Total interest expense increased $4.4 million to $10.3 million for the three month period ended September 30, 1997 from $5.9 million for the same period last year. Interest expense on deposits increased $3.0 million due to an increase in the average balance of deposits of $283.6 million to $629.7 million during the three month period ended September 30, 1997 from $346.1 million during the same period last year. The increase in the average balance of deposits was the result of the Acquisition. The average rate paid on deposits decreased to 4.79% during the quarter ended September 30, 1997 from 5.00% for the same period last year as the Bank increased the amount of non-interest bearing demand accounts as a result of the Acquisition. Interest expense on borrowed funds increased $1.3 million due primarily to an increase in the average balance of borrowed funds of $103.3 million to $232.8 million during the three month period ended September 30, 1997 from $129.5 million for the same period last year. The increase was the result of the Acquisition and increased borrowings to fund the growth in the loan and investment securities portfolios.

         Provisions for Loan Losses -- The provision for loan losses increased $149,000 to $164,000 for the three month period ended September 30, 1997 as compared to a $15,000 provision for the same period last year.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At September 30, 1997 the Company had $4.1 million of non-performing assets (representing 0.41% of total assets) compared to $2.4 at June 30, 1997 (representing 0.25% of total assets). There were no foreclosed real estate loans at September 30, 1997. At September 30, 1997 the Company had an allowance for loan losses to non-performing assets of 116.74% as compared to 191.01% at June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets".

         Non-Interest Income -- Non-interest income increased $1.1 million to $2.0 million for the quarter ended September 30, 1997 from $835,000 for the same quarter last year. Fees and service charges increased $963,000 and net gain on sale of loans and securities available-for-sale increased $112,000. The increase in fees and service charges were due primarily to the Acquisition.

         Non-Interest Expense -- Non-interest expense increased $1.1 million to $6.8 million for the quarter ended September 30, 1997 from $5.7 million for the same quarter last year. The increase was due primarily to the Acquisition. Included in the non-interest expense for the quarter ended September 30, 1997, which was not included in the same quarter last year, was $331,000 related to the amortization of intangibles related to the Acquisition. This was comprised of $150,000 for the amortization of goodwill and $181,000 for the amortization of the core deposit intangible. The non-interest expense for the quarter ended September 30, 1996 included a one-time special assessment related to the recapitlization of the SAIF in the amount of $2.3 million. One new branch facility is being constructed in Billings, Montana. The facility is anticipated to open in December 1997 while another new facility was recently opened in the Billings market in the prior quarter ended June 30, 1997. These new facilities have or will add additional non-interest expense. The consolidation of facilities in three market areas prior to June 30, 1998 will partially offset the increased costs related to the new facilities. In addition, the Bank is in the process of converting to a single, commercial bank oriented, data processing system. This will allow the Bank to continue its emphasis on adding commercial banking to its traditional thrift business. The Bank will continue to incur significant conversion costs and the inefficiencies of operating dual data processing systems will remain until the conversion is completed in February, 1998. The quarter just ended included approximately $200,000 in professional fees and other expenses related to the consolidation of data processing systems. In addition, approximately $2.6 million of additional capital expenditures will be made in converting to a consolidated data center and the addition of technology to position the Bank to meet increasing competition and the demand for new customer services.

         Income Taxes -- Income tax expense increased $1.2 million due to the $3.2 million increase in income before income taxes.

         Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At September 30, 1997 and June 30, 1997 the Company had no loans termed troubled debt restructuring which involves forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.


                                                                      (Unaudited)
                                                          September 30,             June 30,
                                                              1997                    1997
                                                       ------------------      -----------------

Non-accruing loans:                                                  (In Thousands)
Real Estate:
    One-to-four family                                 $            1,188      $             842
    Multi-family                                                      ---                    ---
    Commercial                                                        ---                    ---
    Construction                                                      ---                    ---
Commercial - non real estate                                           94                    102
Consumer                                                            1,052                    573
                                                       ------------------      -----------------
       Total                                                        2,334                  1,517
                                                       ------------------      -----------------
Accruing loans delinquent 90 days or more:
Real Estate:
    One-to-four family                                                913                    231
    Multi-family                                                      ---                    ---
    Commercial                                                        ---                    ---
    Construction                                                      ---                    ---
Commercial - non real estate                                          ---                    ---
Consumer                                                              748                    605
                                                       ------------------      -----------------
       Total                                                        1,661                    836
                                                       ------------------      -----------------
Foreclosed Assets:
Real Estate:                                                          ---                    ---
    One-to-four family                                                ---                    ---
    Multi-family                                                      ---                    ---
    Commercial                                                        ---                    ---
    Construction                                                      ---                    ---
Consumer                                                               68                     82
                                                       ------------------      -----------------
       Total                                                           68                     82
                                                       ------------------      -----------------
Total non-performing assets                            $            4,063      $           2,435
                                                       ==================      =================

         Non-Performing Assets -- Total non-performing assets increased $1.7 million to $4.1 million at September 30, 1997 from $2.4 million at June 30, 1997. The $1.7 million increase in non-performing assets was primarily the result of a $1.0 million increase in non-performing one-to-four family loans and a $622,000 increase in non-performing consumer loans. Total non-performing assets as a percentage of total assets was 0.41% at September 30, 1997 as compared to 0.25% at June 30, 1997. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1997, there were no other of loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At September 30, 1997 the recorded investment in impaired loans was $2.3 million, all of which were on non-accrual status. The Company has not established a specific impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was insignificant.

         Regulatory Capital -- At September 30, 1997 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of September 30, 1997.

                                                                     Approximate
(Dollars in Thousands)                              Actual           Requirement           Excess
----------------------                              ------           -----------           ------

Tangible Capital:
  Dollar Amount                                 $       82,081      $       14,633     $      67,448
  Percent of tangible assets                              8.41%               1.50%             6.91%
Core Capital:
  Dollar Amount                                 $       82,081      $       29,265     $      52,816
  Percent of adjusted tangible assets                     8.41%               3.00%             5.41%
Risk-based Capital:
  Dollar Amount                                 $       86,801      $       48,931     $      37,870
  Percent of risk-weighted assets                        14.19%               8.00%             6.19%

         The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the three most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended June 30, 1997, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $2.8 million under this rule. Based on the Bank's excess risk-based capital of $37.9 million at September 30, 1997, not withstanding this $2.8 million deduction from capital, the Bank would continue to exceed its risk-based capital requirement.

         The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At September 30, 1997 the Bank had $310,000 of unrealized gains, net of income taxes, that were deducted from capital for purposes of determining regulatory capital.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Management believes there has been no material change in interest rate risk since June 30, 1997. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in
              Item 2 and refer to the Interest Rate Risk Management discussion included in WesterFed Financial Corporation's Annual Report for the fiscal year ended June 30, 1997.

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


ITEM 2        CHANGE IN SECURITIES --   None


ITEM 3        DEFAULTS UPON SENIOR SECURITIES --    None


ITEM 4        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              On October 28, 1997 the annual meeting of the stockholders was held to elect two directors of the Company and to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year ended June 30, 1998. The voting results are listed below:


              Proposal 1 - Election of Directors                           For                  Against               Abstain
              Robert F. Burke                                           5,132,574                21,483                 -0-
              Dr. Marvin P. Reynolds                                    5,130,792                23,265                 -0-

              Proposal 2 - Ratify the appointment
              of KPMG Peat Marwick LLP as
              independent public accountants                            5,126,121                7,741                 14,648


ITEM 5        OTHER INFORMATION --  None


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              A.  Form 8-K

                  The registrant filed current reports on Form 8-K on November 4, 1997 to report the quarterly earnings release and a dividend declaration of $0.115 per share.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                                   WESTERFED FINANCIAL CORPORATION



Date  October 14, 1997             /s/ Lyle R. Grimes
      ----------------             ------------------------------------
                                   Lyle R. Grimes
                                   Chairman of the Board/President and
                                       Chief Executive Officer
                                   (Duly Authorized Officer)





Date  October 14, 1997              /s/ James A. Salisbury
      ----------------             ----------------------------------------

                                   James A. Salisbury
                                   Treasurer and Chief Financial Officer
                                   (Principal Finance and Accounting Officer)