Form 10-Q
period 1997-12-31
WESTERFED FINANCIAL CORP
filed 1998-02-17
CIK 912428

                 UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 _____X_______ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1997

                                       OR


_____________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission file number 0 -22772
                                                --------
                         WESTERFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in this charter)

               DELAWARE                                        81-0487794
   ----------------------------------------              -----------------------
     (State or other jurisdiction of                       (IRS Employer ID #)
      incorporation or organization)

   110 East Broadway, Missoula, Montana                          59802
   ------------------------------------------            -----------------------
   (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number,                       406-721-5254
                 including area code                     -----------------------


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

 Class: Common Stock, Par Value $0.01 per share; Outstanding at January 31, 1998
                -- 5,581,852 shares (including restricted shares)




                                TABLE OF CONTENTS
PART I -- FINANCIAL INFORMATION                                                                       Page

ITEM 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets - December 31, 1997 (Unaudited) and June 30, 1997.....................- 3 -

     Consolidated Statements of Income - Three and Six Month Periods Ended December 31, 1997
         and December 31, 1996 (Unaudited).............................................................- 4 -

     Consolidated Statement of Stockholders' Equity for the Six Month Period Ended
         December 31, 1997 (Unaudited).................................................................- 5 -

     Consolidated Statements of Cash Flows for the Six Month Period Ended December 31,
         1997 and December 31, 1996 (Unaudited)  ......................................................- 6 -

     Notes to Consolidated Financial Statements
       1.   Basis of Presentation......................................................................- 7 -
       2.   Cash Equivalents...........................................................................- 7 -
       3.   Computation of Net Income per Share........................................................- 7 -
       4.   Dividends Declared.........................................................................- 8 -
       5.   Completed Acquisition......................................................................- 8 -
       6.   A Comparison of the Amortized Cost and Estimated Fair Value of Investment and
                  Mortgage-backed Securities ..........................................................- 9 -
              A Comparison of the Amortized Cost and Estimated Fair Value of Investment
                  Securities by Contractual Maturities................................................- 10 -

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
       1.   Forward Looking Statements................................................................- 11 -
       2.   Changes in Financial Condition.  Comparison of the Six Month Period from
              June 30, 1997 to December 31, 1997......................................................- 11 -
       3.   Comparison of Operating Results for the Three Month Period Ended December 31,
              1997 and December 31, 1996..............................................................- 14 -
       4.   Comparison of Operating Results for the Six Month Period Ended December 31,
              1997 and December 31, 1996..............................................................- 18 -

 ITEM 3.Quantitative and Qualitative Disclosures about Market Risk....................................- 24 -

PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.............................................................................- 25 -
ITEM 2  CHANGE IN SECURITIES..........................................................................- 25 -
ITEM 3  DEFAULTS UPON SENIOR SECURITIES...............................................................- 25 -
ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............................................- 25 -
ITEM 5  OTHER INFORMATION.............................................................................- 25 -
ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K..............................................................- 25 -

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 1997 (Unaudited) and June 30, 1997

                                                                            (Unaudited)
                                                                            December 31,             June 30,
(Dollars in thousands, except share and per share data)                         1997                   1997
                                                                         ---------------      ---------------
                                ASSETS

Cash and due from banks                                                  $        22,382      $        16,999
Interest-bearing due from banks                                                    6,297                  160
                                                                         ---------------      ---------------
       Cash and cash equivalents                                                  28,679               17,159

Interest-bearing deposits                                                            100                2,000
Investment securities available-for-sale                                          88,332               51,683
Investment securities, at amortized cost (estimated market value of
    $18,241 at December 31, 1997 and $27,728 at June 30, 1997)                    18,061               27,466
Stock in Federal Home Loan Bank of Seattle, at cost                               12,915               11,456
Mortgage-backed securities available-for-sale                                     31,649               31,388
Mortgage-backed securities, at amortized cost (estimated market
    value of $114,375 at December 31, 1997 and $119,193 at June 30, 1996)        111,448              117,781
Loans available-for-sale                                                           8,584                3,700
Loans receivable, net                                                            664,426              626,577
Accrued interest receivable                                                        7,775                6,957
Premises and equipment, net                                                       31,551               29,291
Core deposit intangible                                                            4,914                5,276
Goodwill                                                                          15,274               15,562
Cash surrender value of life insurance policies                                    6,546                6,120
Other assets                                                                       4,842                3,223
       Total assets                                                    -----------------      ---------------
                                                                         $     1,035,096      $       955,639
                                                                       =================      ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                              $       644,807      $       630,869
   Repurchase agreements                                                           7,670                7,786
   Borrowed funds                                                                254,482              191,450
   Advances from borrowers for taxes and insurance                                 3,569                3,753
   Income taxes                                                                    3,573                3,504
   Accrued interest payable                                                        4,165                3,593
   Accrued expenses and other liabilities                                          9,145               10,425
                                                                         ---------------      ---------------
       Total liabilities                                                         927,411              851,380
                                                                         ---------------      ---------------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding                                                                --                   --
    Common stock, $.01 par value, 10,000,000 shares authorized;
      5,577,052 shares outstanding at December 31, 1997 and
      5,564,904  outstanding at June 30, 1997                                         56                   56
    Additional paid-in capital                                                    68,530               67,941
    Common stock acquired by ESOP/RRP                                             (2,650)              (2,936)
    Treasury stock, at cost                                                       (3,461)              (3,081)
    Net unrealized gain/(loss) on securities available-for-sale                      247                  (35)
    Retained earnings, substantially restricted                                   44,963               42,314
                                                                         ----------------     ---------------

       Total stockholders' equity                                        $       107,685      $       104,259
                                                                         ----------------     ---------------
           Total liabilities and stockholders' equity                    $     1,035,096      $       955,639
                                                                         =================    ===============

       Book value per share                                              $         19.31      $         18.74
                                                                         =================    ===============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three and Six Month Periods Ended December 31, 1997 and December 31, 1996 (Unaudited).

(Dollars in thousands, except share and per share data)                  (Unaudited)                         (Unaudited)
                                                                     Three Months Ended                   Six Months Ended
                                                                        December 31,                        December 31,
                                                                   1997               1996             1997              1996
                                                               ------------     --------------    -------------      ------------
Interest income:
  Loans receivable                                             $     14,211      $       7,834     $     28,018      $     15,544
  Mortgage-backed securities available-for-sale                         540                668            1,119             1,396
  Mortgage-backed securities                                          1,950              1,001            3,940             2,038
  Investment securities available-for-sale                            1,203                757            2,421             1,448
  Investment securities                                                 612                 61            1,127               214
  Interest-bearing deposits                                             167                261              310               489
  Other                                                                  81                 46              158                92
                                                               ------------      -------------     ------------      ------------
      Total interest income                                          18,764             10,628           37,093            21,221
                                                               ------------      -------------     ------------      ------------
Interest expense:
  NOW and money market demand                                           847                367            1,664               749
  Savings                                                               671                465            1,361               939
  Certificates of deposit                                             5,468              2,994           10,859             6,003
  Advances from FHLB-Seattle and other borrowed funds                 3,665              2,079            7,099             4,164
                                                               ------------      -------------     ------------      ------------
      Total interest expense                                         10,651              5,905           20,983            11,855
                                                               ------------      -------------     ------------      ------------

      Net interest income                                             8,113              4,723           16,110             9,366
Provision for loan losses                                               256                 27              420                42
                                                               ------------      -------------     ------------      ------------
      Net interest income after provision for loan losses             7,857              4,696           15,690             9,324
                                                               ------------      -------------     ------------      ------------
Non-interest income:
  Loan origination fees                                                 476                 98            1,004               223
  Service fees                                                        1,161                565            2,286             1,131
  Net gain on sale of loans and securities available-for-sale           267                205              489               314
  Other                                                                  91                 35              179                70
                                                               ------------      -------------     ------------      ------------
      Total non-interest income                                       1,995                903            3,958             1,738
                                                               ------------      -------------     ------------      ------------
Non-interest expenses:
  Compensation and employee benefits                                  2,978              1,706            6,448             3,593
  Net occupancy expense of premises                                     532                256            1,064               478
  Equipment and furnishings expense                                     381                173              770               364
  Data processing expenses                                              396                168              776               333
  Federal insurance premium                                              90                155              180               366
  SAIF special assessment                                                --                 --               --             2,297
  Intangibles amortization                                              331                 --              662               232
  Marketing and advertising                                             106                196              362                 2
  Other                                                               1,601                797            3,006             1,517
                                                               ------------      -------------     ------------      ------------
      Total non-interest expense                                      6,415              3,451           13,268             9,182
                                                               ------------      -------------     ------------      ------------

Income before income taxes                                            3,437              2,148            6,380             1,880
Income taxes                                                         (1,339)              (796)          (2,473)             (707)
                                                               ------------      -------------     ------------      ------------
Net income(1)                                                 $       2,098      $       1,352     $      3,907      $      1,173
                                                              =============      =============     ============      ============
Net income per share:
  Basic                                                       $        0.40      $        0.33     $       0.74      $       0.29
                                                              =============      =============     ============      ============
  Diluted                                                     $        0.37      $        0.32     $       0.70      $       0.28
                                                              =============      =============     ============      ============
Dividends per share                                           $       0.120      $       0.100     $      0.235      $      0.195
                                                              =============      =============     ============      ============
Dividend payout ratio before SAIF assessment - diluted                32.43%             31.25%           33.57%            31.97%
                                                              =============      =============     ============      ============
Average common and common equivalent shares outstanding
  Basic                                                           5,300,264          4,057,260        5,292,615         4,059,345
                                                              =============      =============     ============      ============
  Diluted                                                         5,621,237          4,265,920        5,610,129         4,244,240
                                                              =============      =============     ============      ============
(1)December 1996 includes approximately $1,414 special SAIF assessment net of tax at 38.5%.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Six Month Period Ended December 31, 1997 (Unaudited).

(Dollars in thousands, except share and per share data)


                                                                                                             Net
                                                                                                          Unrealized
                                                                                                        Gain (Loss) on
                                              Additional                                                  Securities
                                  Common       Paid-In            ESOP/        Treasury       Retained    Available
                                   Stock       Capital             RRP           Stock        Earnings    for Sale      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997           $  56      $   67,941       $  (2,936)    $  (3,081)    $   42,314     $  (35)    $  104,259

Net income                            --              --              --            --          3,907         --          3,907

Change in net unrealized gain
     on securities available-for-
     sale                             --              --              --            --             --        282            282

ESOP Shares committed to be
      released                        --             145             114            --             --         --            259

Amortization of award of
     RRP stock                        --              --             171            --             --         --            171

Purchase of treasury stock            --              --              --          (380)            --         --           (380)

Shares forfeited by RRP
     participants (75 shares)         --              --               1            --             --         --              1

Stock options exercised
     (29,725 shares)                  --             444              --            --             --         --            444

Cash dividends declared
     ($0.235 per share)               --              --              --            --         (1,258)        --         (1,258)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       $  56      $   68,530       $  (2,650)    $  (3,461)    $   44,963     $  247     $  107,685
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Six Month Period Ended December 31, 1997 and December 31, 1996 (Unaudited)

(Dollars in thousands except share and per share data)

                                                                                             (Unaudited)
                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                     1997                   1996
                                                                                 -----------------------------------

  Net cash provided by operating activities                                     $      10,044          $      11,670
                                                                                -------------          -------------
Cash flows from investing activities:
  Net change in interest-bearing deposits                                               1,900                  2,810
  Principal payments on mortgage-backed securities                                      6,408                  3,933
  Purchases of mortgage-backed securities available-for-sale                           (4,998)                  (983)
  Principal payments on mortgage-backed securities available-for-sale                   4,817                  7,246
  Proceeds from sale of mortgage-backed securities available-for-sale                      --                  3,207
  Purchases of investment securities                                                   (5,483)                    --
  Proceeds from maturities of investment securities                                    15,076                  7,502
  Proceeds from maturities of investment securities available-for-sale                 27,995                 30,663
  Proceeds from sale of investment securities available-for-sale                        6,008                     --
  Purchase of investment securities available-for-sale                                (70,543)               (42,723)
  Principal payments on investment securities available-for-sale                          227                    109
  Net change in loans receivable                                                      (37,919)                  (831)
  Purchases of premises and equipment                                                  (3,172)                (1,076)
  Purchase of Federal Home Loan Bank stock                                               (990)                    --
                                                                                -------------          -------------
Net cash provided (used) by investing activities                                      (60,674)                 9,857
                                                                                -------------          -------------

Cash flows from financing activities:
  Net change in deposits excluding interest credited                                      801                (13,950)
  Net change in repurchase agreements                                                    (116)                    --
  Proceeds from borrowings                                                            252,165                 10,320
  Payments on borrowings                                                             (189,162)                (5,480)
  Net change in advances from borrowers for taxes and insurance                          (183)                  (408)
  Proceeds from exercise of options                                                       444                     --
  Payments to acquire treasury stock                                                     (380)                    --
  Dividends paid to stockholders                                                       (1,419)                  (900)
                                                                                -------------          -------------
      Net cash (used) provided by financing activities                                 62,150                (10,418)
                                                                                -------------          -------------

Net increase (decrease) in cash and cash equivalents                                   11,520                 11,109

Cash and cash equivalents at beginning of period                                       17,159                 13,299
                                                                                -------------          -------------

Cash and cash equivalents at end of period                                      $      28,679          $      24,408
                                                                                =============          =============
Supplemental disclosure of cash flow information:
  Payments during the period for:
   Interest                                                                     $       6,426          $       4,288
   Income taxes, net                                                                    2,430                     11
                                                                                =============          =============

See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results anticipated for the year ending June 30, 1998. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1997.

2. CASH EQUIVALENTS
         For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3. COMPUTATION OF NET INCOME PER SHARE
         In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                   For the Three Month Period      For the Six Month Period
(Dollars in thousands, except share and per share data)                Ended December 31,              Ended December 31,
                                                                   --------------------------      ------------------------
                                                                        1997         1996             1997         1996
                                                                   --------------------------      ------------------------
Numeration:
    Net income - numeration for basis earnings per share and
    diluted earnings per share - income available to common
    stockholder................................................... $    2,098    $    1,352        $    3,907    $    1,173


Denominations:
    Denomination for basic earnings per share -
    weighted-average share........................................  5,300,264     4,057,260         5,292,615     4,059,345

Effect of dilutive securities:
    Employee stock options........................................    294,589       169,490           291,978       151,216
    RRP shares not vested.........................................     26,384        39,170            25,536        33,679
                                                                   ----------    ----------        ----------    ----------
    Denomination for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions...............  5,621,237     4,265,920         5,610,129     4,244,240
                                                                   ==========    ==========        ==========    ==========

Basic earnings per share.......................................... $     0.40    $     0.33        $     0.74    $     0.29

Diluted earnings per share........................................ $     0.37    $     0.32        $     0.70    $     0.28




4. DIVIDENDS DECLARED
       On January 21, 1998 the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share, payable on February 20, 1998 to stockholders of record on February 6, 1998.

5.  COMPLETED ACQUISITION
         On February 28, 1997, the Company completed its Acquisition of Security Bancorp (the "Acquisition"). The Acquisition was accounted for as a purchase transaction and accordingly, the consolidated statement of income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book value of the assets and liabilities of the Company. The actual revaluation of Security Bancorp's net assets acquired is subject to the completion of studies and evaluations by management. The Company issued 1,150,175 shares of WesterFed Common Stock, options to acquire 94,696 common shares and paid $25,995,480 in cash for all of the outstanding shares of Security Bancorp Common Stock, for total consideration (based on the $18.49 per share average closing price of WesterFed Common Stock as reported on the NASDAQ National Market System for the twenty business days from January 16, 1997 through February 12, 1997) of $48.7 million. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly owned subsidiary of Security Bancorp, merged with and into the Bank. At the time of the merger, Security Bancorp had assets on a consolidated basis of $372.6 million, deposits of $286.5 million and stockholders equity of $30.8 million. Unless the context otherwise requires, reference herein to the company includes WesterFed, Western Federal Savings Bank of Montana (the "Bank") and its subsidiaries on a consolidated basis.

6. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:

                                                                         HELD-TO-MATURITY
                                                                      (Dollars in Thousands)
                                                 (Unaudited)
                                              December 31, 1997                                      June 30, 1997
                                              Gross        Gross      Estimated                     Gross       Gross      Estimated
                                Amortized   Unrealized   Unrealized     Fair          Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains       Losses       Value           Cost        Gains       Losses       Value
                                -----------------------------------------------     ------------------------------------------------
Federal Agency obligations      $   8,482   $     51      $(15)      $   8,518      $   18,804    $    184      $   --     $  18,988
U.S. Government obligations           299         --        (1)            298             297           1          --           298
Corporate obligations               6,967        138        (4)          7,101           5,980          66          --         6,046
Other investments                   2,313         16        (5)          2,324           2,385          13          (2)        2,396
                                -----------------------------------------------     ------------------------------------------------
  Total investment securities      18,061        205       (25)         18,241          27,466         264          (2)       27,728
Mortgage-backed securities        111,448      2,961       (34)        114,375         117,781       1,698        (286)      119,193
                                -----------------------------------------------     ------------------------------------------------
                                 $129,509    $ 3,166     $ (59)      $ 132,616     $   145,247    $  1,962      $ (288)    $ 146,921
                                ===============================================     ================================================


                                                                        AVAILABLE-FOR-SALE
                                                                      (Dollars in Thousands)
                                                 (Unaudited)
                                              December 31, 1997                                      June 30, 1996

                                                Gross       Gross     Estimated                     Gross       Gross      Estimated
                                Amortized    Unrealized   Unrealized    Fair          Amortized   Unrealized  Unrealized     Fair
                                   Cost         Gains       Losses      Value           Cost        Gains       Losses       Value
                                -----------------------------------------------     ------------------------------------------------
Federal Agency obligations        $   79,357   $     233   $  (65)   $  79,525        $  46,067    $  113      $  (211)   $   45,969
Corporate obligations                  8,699          69       --        8,768            5,622        54           (1)        5,675
Other investments                          3          36       --           39                3        36           --            39
                                -----------------------------------------------     ------------------------------------------------
  Total investment securities         88,059         338      (65)      88,332           51,692       203         (212)       51,683
Mortgage-backed securities            31,523         311     (185)      31,649           31,434       220         (266)       31,388
                                -----------------------------------------------     ------------------------------------------------
                                  $  119,582   $     649   $ (250)   $ 119,981        $  83,126    $  423      $  (478)   $   83,071
                                ==============================================      ================================================

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT DECEMBER 31, 1997 IS AS FOLLOWS:


                                HELD-TO-MATURITY
                             (Dollars in Thousands)
                                                         (Unaudited)
                                                      December 31, 1997

                                                 Amortized           Estimated
                                                   Cost              Fair Value
                                                --------------------------------
Due in one year  or less                        $        299        $       298
Due after one year through 5 years                    15,520             15,693
Due after 5 years through 10 years                       236                234
Due after 10 years                                     2,006              2,016
Other                                                     --                 --
                                                 -----------        -----------
                                                      18,061             18,241
                                                 ===========        ===========



                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)
                                                         (Unaudited)
                                                      December 31, 1997

                                                  Amortized          Estimated
                                                     Cost            Fair Value
                                               ---------------------------------
Due in one year  or less                       $      11,708      $       11,729
Due after one year through 5 years                    75,010              75,202
Other                                                      3                  36
SBA loans contractually due after 5 years              1,338               1,365
                                                          --                  --
                                               -------------      --------------
                                               $      88,059      $       88,332
                                               =============      ==============

Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q or future filings made by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors - including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors - could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTH PERIOD FROM JUNE 30, 1997 TO DECEMBER 31, 1997.

         General -- Total assets increased $79.5 million to $1.0 billion at December 31, 1997 from $955.6 million at June 30, 1997. The increase in assets was primarily the result of increases in loans receivable and loans available-for-sale of $42.7 million and an increase in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $33.4 million.

         Loans Receivable and Loans Available-for-Sale -- Loans receivable and loans available-for-sale increased $42.7 million to $673.0 million at December 31, 1997 from $630.3 million at June 30, 1997. Loans secured by real estate increased by $10.9 million and non-real estate commercial business loans, agricultural loans and consumer loans increased $32.5 million. The increase in loans receivable was primarily the result of loan originations of $201.1 million, partially offset by principal repayments of $120.6 million and the sale of loans available-for-sale of $38.8 million.

         Mortgage-Backed Securities -- Mortgage-backed securities decreased $6.1 million to $143.1 million at December 31, 1997 from $149.2 million at June 30, 1997 and the proceeds were generally used to fund the growth in loans receivable.

         Investment Securities, FHLB Stock and Other Interest Earning Assets -- Investment securities, FHLB stock and other interest earning assets increased $33.4 million to $132.3 million at December 31, 1997 from $98.9 million at June 30, 1997. The $33.4 million increase was primarily the result of increases in interest-bearing due from banks and interest-bearing deposits of $4.2 million and the balance of investment securities of $27.2 million.

         Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $600,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $724,000 in the current fiscal year. Preliminary market valuations of fixed assets acquired in the Acquisition indicates that goodwill will increase approximately $1.4 million during the quarter ending March 31, 1998.

         From time to time, Western Federal Savings Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At December 31, 1997 the Bank had three structured notes totaling $4.7 million wherein their interest rate is based upon a fraction of the increase or decrease in a specified index. These securities have variable interest rates and were purchased to enable the Bank to increase its interest income when interest rates increase. The market value of these securities at December 31, 1997 was $4.7 million and they will mature in 1998.

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

         Interest Rate Caps -- Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At December 31, 1997, the amount of the unamortized premiums paid related to the interest rate cap transactions was $190,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

         The following summarizes interest rate cap agreements at December 31, 1997:



         Notional principal                  Agreement
               amount                       termination                 Cap
        --------------------               -------------               -----

           (in thousands)
            $ 5,000                          July, 1999                 6.5%
              5,000                          July, 1999                 7.0%
              5,000                          July, 2000                 6.0%
        --------------------
            $15,000
        ====================

         Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At December 31, 1997 the Bank did not have any interest rate swap agreements in place.

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

         Deposits -- Deposits increased $13.9 million to $644.8 million at December 31, 1997 from $630.9 million at June 30, 1997. Checking and money market accounts increased $11.7 million and passbook accounts and certificates of deposit increased $2.2 million.

         Borrowed Funds and Repurchase Agreements -- Borrowed funds and repurchase agreements increased $63.0 million to $262.2 million at December 31, 1997 from $199.2 million at June 30, 1997. There were new borrowings of $153.2 million with maturities of less than one year and $99.0 million of advances maturing in one or more years. The increase in borrowings were reduced by principal repayments and maturities of $189.2 million.

         Stockholders' Equity -- Stockholders' equity increased $3.4 million to $107.7 million at December 31, 1997 from $104.3 million at June 30, 1997. This increase was due to net income for the six month period of $3.9 million, $430,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, $282,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115, and the issuance of 29,725 new common shares with a recorded value of $444,000 related to exercised stock options. Stockholders' equity was reduced $1.3 million for dividends declared during the six month period and the purchase of $380,000 of treasury stock.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED December 31, 1997 AND DECEMBER 31, 1996


                              RESULTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                 December 31,
                                                                                  (Unaudited)

                                                                   1997                                1996
                                                                  Amount           Change             Amount
                                                              -------------     --------------     ------------
                                                                                (In Thousands)

Total interest income                                         $      18,764      $       8,136     $     10,628
Total interest expense                                               10,651              4,746            5,905
                                                              -------------     --------------     ------------

    Net interest income                                               8,113              3,390            4,723
Provision for loan losses                                               256                229               27
                                                              -------------     --------------     ------------
    Net interest income after provision for loan losses               7,857              3,161            4,696
                                                              -------------     --------------     ------------

Fees and service charges                                              1,637                974              663
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                267                 62              205
Other non-interest income                                                91                 56               35
                                                              -------------     --------------     ------------
    Total non-interest income                                         1,995              1,092              903
                                                              -------------     --------------     ------------

Income before non-interest expense                                    9,852              4,253            5,599
Total non-interest expense                                            6,415              2,964            3,451
                                                              -------------     --------------     ------------

    Income before income taxes                                        3,437              1,289            2,148
Income taxes                                                         (1,339)              (543)            (796)
                                                              -------------     --------------     ------------

    Net income                                                $       2,098     $          746     $      1,352
                                                              =============     ==============     ============

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


                                                                            Three Month Period Ended
                                                                                   (Unaudited)

                                                       December 31, 1997                               December 31, 1996
                                           ---------------------------------------       -------------------------------------------
                                              Average        Interest                          Average       Interest
                                             Outstanding      Earned        Yield/           Outstanding      Earned/       Yield/
                                             Balance (5)       Paid          Rate             Balance(5)       Paid          Rate
                                            --------------------------------------        ------------------------------------------

INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  666,589   $     14,211       8.53%          $   370,753  $     7,834        8.45%
  Mortgage-backed securities (2)                 144,993          2,490       6.87                95,124        1,669        7.02
  Investments (2)                                107,738          1,815       6.74                51,815          818        6.31
  Other interest-earning assets (3)                6,131            167      10.90                18,861          261        5.54
  Cash surrender value of life insurance           6,522             81       4.97                 3,245           46        5.67
                                              ----------   ------------     ------           -----------  -----------       -----
Total Interest-Earning Assets                    931,973         18,764       8.05               539,798       10,628        7.88
                                              ==========   ============     ======           ===========  ===========       =====

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                       378,825          5,468       5.77               208,193        2,994        5.75
  Passbook deposits                               97,108            671       2.76                62,949          465        2.96
  Demand and NOW accounts                        108,517            322       1.19                47,681          166        1.39
  Money market accounts                           52,213            525       4.02                23,389          201        3.44
                                              ----------   ------------     ------           -----------  -----------       -----

   Total deposits                                636,663          6,986       4.39               342,212        3,826        4.47
  FHLB advances and notes payable                244,608          3,634       5.94               128,760        2,038        6.33
  Collateralized mortgage obligations                669             31      18.54                 1,004           41       16.33
                                              ----------   ------------     ------           -----------  -----------       -----
   Total Interest-Bearing Liabilities         $  881,940   $     10,651       4.83%          $   471,976  $     5,905        5.00%
                                              ==========   ============     ======           ===========  ===========      ======
Net interest income                                        $      8,113                                   $     4,723
                                                           ============                                   ===========
Net interest rate spread                                                      3.22%                                          2.88%
                                                                            ======                                         ======
Net interest earning assets                   $   50,033                                     $    67,822
                                              ==========                                     ===========
Net interest margin (4)                                                       3.48%                                          3.50%
                                                                            ======                                         ======
Average interest-earning assets to average
    interest-bearing liabilities                                 105.67%                                       114.37%
                                                            ===========                                   ===========

(1)Calculated net of deferred loan fees, loan discounts, loans in process andloss reserves
(2)Includes held and available-for-sale categories
(3)Includes primarily short-term liquid assets
(4)Net interest income divided by average interest earning assets
(5)Based on average monthly balances

         General -- Net income increased $746,000 to $2.1 million for the three month period ended December 31, 1997 from $1.4 million for the same period last year. Net interest income after provision for loan losses increased $3.2 million and non-interest income increased $1.1 million while non-interest expense and income tax expense increased $3.0 million and $543,000 respectively. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.48% during the quarter ended December 31, 1997 from 3.50% during the same period last year. The interest rate spread at December 31, 1997 was 3.22% as compared to 2.88% at December 31, 1996. The increase in net income is primarily the result of the increased earnings as a result of the Acquisition of Security Bancorp in February, 1997.

         Interest Income -- Interest income increased $8.2 million to $18.8 million for the three month period ended December 31, 1997 from $10.6 million for the same period last year. The increase was primarily the result of a $392.2 million increase in average total interest-earning assets to $932.0 million during the three month period ended December 31, 1997 from $539.8 million during the same period last year. In addition, the average yield on interest-earning assets increased to 8.05% during the quarter ended December 31, 1997 from 7.88% during the same period last year due primarily to the Acquisition.

         Interest earned on loans receivable increased $6.4 million due primarily to a $295.8 million increase in the average balance of loans receivable to $666.6 million during the three month period ended December 31, 1997 from $370.8 million for the same period last year. In addition, the average yield on loans increased to 8.53% during the three month period ended December 31, 1997 from 8.45% for the same period last year. The increase in the average balance of loans receivable was primarily the result of the loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities increased $821,000 due primarily to a $49.9 million increase in the average balance of mortgage-backed securities outstanding to $145.0 million for the three month period ended December 31, 1997 from $95.1 million during the same period last year. The increase was primarily the result of the mortgage-backed securities acquired in the Acquisition.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $938,000 primarily due to an increase in the average balance of these securities of $46.5 million to $120.4 million during the quarter ended December 31, 1997 from $73.9 million during the same period last year. The average yield increased to 6.85% during the quarter ended December 31, 1997 from 6.09% for the same period last year. The increase in average balance is the result of both the investment securities acquired in the Acquisition and the purchase of additional investment securities for the purpose of increasing interest income. The increase in the average yield earned on other interest earning assets during the quarter ended December 31, 1997 was due primarily to increased earnings from discounts amortized to income on investments called during the quarter.

         Interest Expense -- Total interest expense increased $4.8 million to $10.7 million for the three month period ended December 31, 1997 from $5.9 million for the same period last year. Interest expense on deposits increased $3.2 million due to an increase in the average balance of deposits of $294.5 million to $636.7 million during the three month period ended December 31, 1997 from $342.2 million during the same period last year. The increase in the average balance of deposits was primarily the result of deposits acquired in the Acquisition. The average rate paid on deposits decreased to 4.39% during the quarter ended December 31, 1997 from 4.47% for the same period last year as the Bank increased the amount of non-interest bearing demand accounts as a result of the Acquisition. Interest expense on borrowed funds increased $1.6 million due primarily to an increase in the average balance of borrowed funds of $115.5 million to $245.3 million during the three month period ended December 31, 1997 from $129.8 million for the same period last year. The increase was primarily the result of the Acquisition and increased borrowings to fund the growth in the loan and investment securities portfolios.

         Provisions for Loan Losses -- The provision for loan losses increased $229,000 to $256,000 for the three month period ended December 31, 1997 as compared to a $27,000 provision for the same period last year.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At December 31, 1997 the Company had $3.6 million of non-performing assets (representing 0.35% of total assets) compared to $2.4 at June 30, 1997 (representing 0.25% of total assets). At December 31, 1997 the Company had an allowance for loan losses to non-performing assets of 136.97% as compared to 191.01% at June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets".

         Non-Interest Income -- Non-interest income increased $1.1 million to $2.0 million for the quarter ended December 31, 1997 from $903,000 for the same quarter last year. Fees and service charges increased $974,000 and net gain on sale of loans and securities available-for-sale increased $62,000. The increase in fees and service charges were due primarily to the increase in fees associated with checking accounts which increased as a result of the Acquisition and an increase in loan origination fees as a result of increased loan originations.

         Non-Interest Expense -- Non-interest expense increased $2.9 million to $6.4 million for the quarter ended December 31, 1997 from $3.5 million for the same quarter last year. The increase was due primarily to the Acquisition. Included in the non-interest expense for the quarter ended December 31, 1997, which was not included in the same quarter last year, was $331,000 related to the amortization of intangibles resulting from the Acquisition. This was comprised of $150,000 for the amortization of goodwill and $181,000 for the amortization of the core deposit intangible. Additionally, two new branch facilities were opened in the Billings market area since May, 1997 which have increased non-interest expense. The consolidation of facilities in three market areas prior to June 30, 1998 will partially offset the increased costs related to the new facilities. In addition, the Bank is in the process of converting to a single, commercial bank oriented, data processing system. This will allow the Bank to continue its emphasis on adding commercial banking to its traditional thrift business. The Bank will continue to incur significant conversion costs, and the inefficiencies of operating dual data processing systems will remain until the conversion is completed in February, 1998. The quarter just ended included approximately $150,000 in professional fees and other expenses related to the consolidation of data processing systems. In addition, approximately $2.6 million of additional capital expenditures will be made in converting to a consolidated data center and the addition of technology to position the Bank to meet increasing competition and the demand for new customer services. Changing from a real-time savings and loan data processing environment to a batch processing commercial bank data processing environment will also significantly increase on-going data processing costs. Management believes that the conversion to the new data processing system will address the most significant Year 2000 compliance issues and the costs currently being incurred during this fiscal year related to the data center conversion comprise a substantial portion of the costs to be incurred related to Year 2000 compliance issues.

         Income Taxes -- Income tax expense increased $543,000 due to the $1.3 million increase in income before income taxes.

4. COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.


                              RESULTS OF OPERATIONS

                                                                               Six Months Ended
                                                                                 December 31,
                                                                                  (Unaudited)

                                                                   1997                               1996
                                                                  Amount             Change           Amount
                                                              -------------      -------------     ------------
                                                                                (In Thousands)

Total interest income                                         $      37,093      $      15,872     $     21,221
Total interest expense                                               20,983              9,128           11,855
                                                              -------------      -------------     ------------

     Net interest income                                             16,110              6,744            9,366
Provision for loan losses                                               420                378               42
                                                              -------------      -------------     ------------
     Net interest income after provision for loan losses             15,690              6,366            9,324
                                                              -------------      -------------     ------------

Fees and service charges                                              3,290              1,936            1,354
Gain on sale of loans, mortgage-backed securities  and
   investment securities                                                489                175              314
Other non-interest income                                               179                109               70
                                                              -------------      -------------     ------------
    Total non-interest income                                         3,958              2,220            1,738
                                                              -------------      -------------     ------------

Income before non-interest expense                                   19,648              8,586           11,062
Total non-interest expense                                           13,268              4,086            9,182
                                                              -------------      -------------     ------------

     Income before income taxes                                       6,380              4,500            1,880
Income taxes                                                         (2,473)            (1,766)            (707)
                                                              -------------      -------------     ------------

     Net income                                               $       3,907      $       2,734     $      1,173
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

                                                                             Six Month Period Ended
                                                                                  (Unaudited)
                                                       December 31, 1997                               December 31, 1996
                                           ---------------------------------------           --------------------------------------
                                              Average      Interest                              Average                    Yield/
                                            Outstanding     Earned/         Yield/             Outstanding     Earned/       Rate
                                            Balance          Paid            Rate              Balance-(5)      Paid
                                           ---------------------------------------           --------------------------------------
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  657,501   $     28,018       8.52%          $   370,847  $    15,544        8.38%
  Mortgage-backed securities (2)                 148,060          5,059       6.83                98,651        3,435        6.96
  Investments (2)                                103,762          3,548       6.84                53,155        1,661        6.25
  Other interest-earning assets (3)                7,504            310       8.26                14,722          489        6.64
  Cash surrender value of life insurance           6,439            158       4.91                 3,227           92        5.70
                                              ----------   ------------     ------           -----------  -----------       -----
Total Interest-Earning Assets                    923,266         37,093       8.04               540,602       21,221        7.85
                                              ==========   ============     ======           ===========  ===========       =====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits                       377,265         10,859       5.76               208,967        6,003        5.74
  Passbook deposits                               98,921          1,361       2.75                63,332          939        2.97
  Demand and NOW accounts                        105,947            640       1.21                48,292          343        1.42
  Money market accounts                           51,069          1,024       4.01                23,583          406        3.44
                                              ----------   ------------     ------           -----------  -----------       -----
    Total deposits                               633,202         13,884       4.39               344,174        7,691        4.47
  FHLB advances and notes payable                238,325          7,035       5.90               128,592        4,077        6.34
  Collateralized mortgage obligations                713             64      17.95                 1,051           87       16.56
                                              ----------   ------------     ------           -----------  -----------       -----
   Total Interest-Bearing Liabilities         $  872,240   $     20,983       4.81%          $   473,817  $    11,855        5.00%
                                              ==========   ============     ======           ===========  ===========       =====
Net interest income                                        $     16,110                                   $     9,366
                                                           ============                                   ===========
Net interest rate spread                                                      3.23%                                          2.85%
                                                                            ======                                          =====
Net interest earning assets                   $   51,026                                     $    66,785
                                              ==========                                     ===========
Net interest margin (4)                                                       3.49%                                          3.47%
                                                                            ======                                          =====
Average interest-earning assets to average
    interest-bearing liabilities                                 105.85%                                       114.10%
                                                           ============                                    ==========

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2) Includes held and available-for-sale categories
(3) Includes primarily short-term liquid assets
(4) Net interest income divided by averageinterest earning assets
(5) Based on average monthly balances

         General -- Net income increased $2.7 million to $3.9 million for the six month period ended December 31, 1997 from $1.2 million for the same period last year. Net interest income after provision for loan losses increased $6.4 million and non-interest income increased $2.2 million while non-interest expense and income tax expense increased $4.1 million and $1.8 million respectively. The net interest margin increased to 3.49% during the six months ended December 31, 1997 from 3.47% during the same period last year. The interest rate spread at December 31, 1997 was 3.23% as compared to 2.85% at December 31, 1996. The increase in net income is primarily the result of a combination of the increased earnings as a result of the Acquisitionof Security Bancorp in February, 1997 and a one-time after tax charge to earnings of $1.4 million, levied on all thrift institutions, to recapitalize the Savings Association Insurance Fund ("SAIF") during the September 30, 1996 quarter.

         Interest Income -- Interest income increased $15.9 million to $37.1 million for the six month period ended December 31, 1997 from $21.2 million for the same period last year. The increase was primarily the result of a $382.7 million increase in average total interest-earning assets to $923.3 million during the six month period ended December 31, 1997 from $540.6 million during the same period last year. In addition, the average yield on interest-earning assets increased to 8.04% during the six months ended December 31, 1997 from 7.85% during the same period last year due primarily to the Acquisition.

         Interest earned on loans receivable increased $12.5 million due primarily to a $286.7 million increase in the average balance of loans receivable to $657.5 million during the six month period ended December 31, 1997 from $370.8 million for the same period last year. In addition, the average yield on loans increased to 8.52% during the six month period ended December 31, 1997 from 8.38% for the same period last year. The increase in the average balance of loans receivable was primarily the result of the loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities increased $1.7 million due primarily to a $49.4 million increase in the average balance of mortgage-backed securities outstanding to $148.1 million for the six month period ended December 31, 1997 from $98.7 million during the same period last year. The increase was primarily the result of the Acquisition.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $1.8 million primarily due to an increase in the average balance of these securities of $46.6 million to $117.7 million during the quarter ended December 31, 1997 from $71.1 million during the same period last year. The average yield increased to 6.83% during the six months ended December 31, 1997 from 6.31% for the same period last year. The increase in average balance is the result of both the Acquisition and the purchase of additional investment securities for the purpose of increasing interest income.

         Interest Expense -- Total interest expense increased $9.1 million to $21.0 million for the six month period ended December 31, 1997 from $11.9 million for the same period last year. Interest expense on deposits increased $6.2 million due to an increase in the average balance of deposits of $289.0 million to $633.2 million during the six month period ended December 31, 1997 from $344.2 million during the same period last year. The increase in the average balance of deposits was primarily the result of the Acquisition. The average rate paid on deposits decreased to 4.39% during the six month period ended December 31, 1997 from 4.47% for the same period last year as the Bank increased the amount of non-interest bearing demand accounts as a result of the Acquisition. Interest expense on borrowed funds increased $2.9 million due primarily to an increase in the average balance of borrowed funds of $109.4 million to $239.0 million during the six month period ended December 31, 1997 from $129.6 million for the same period last year. The increase was the result of the Acquisition and increased borrowings to fund the growth in the loan and investment securities portfolios.

         Provisions for Loan Losses -- The provision for loan losses increased $378,000 to $420,000 for the six month period ended December 31, 1997 as compared to a $42,000 provision for the same period last year.

         Non-Interest Income -- Non-interest income increased $2.2 million to $4.0 million for the six months ended December 31, 1997 from $1.8 million for the same period last year. Fees and service charges increased $1.9 million and net gain on sale of loans and securities available-for-sale increased $175,000. The increase in fees and service charges were due primarily to the increase in fees associated with checking accounts which increased as a result of the Acquisition and an increase in loan origination fees as a result of increased loan originations and increased sales of loans to the secondary market.

         Non-Interest Expense -- Non-interest expense increased $4.1 million to $13.3 million for the six months ended December 31, 1997 from $9.2 million for the same quarter last year. The increase was due primarily to the Acquisition. Included in the non-interest expense for the quarter ended December 31, 1997, which was not included in the same quarter last year, was $662,000 related to the amortization of intangibles resulting from the Acquisition. This was comprised of $300,000 for the amortization of goodwill and $362,000 for the amortization of the core deposit intangible. The six months just ended included approximately $240,000 in professional fees and other expenses related to the consolidation of data processing systems.

         Income Taxes -- Income tax expense increased $1.8 million due to the $4.5 million increase in income before income taxes.

         Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At December 31, 1997 and June 30, 1997 the Company had no loans termed troubled debt restructuring which involves forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.


                                                          (Unaudited)

                                                  December 31,          June 30,
                                                      1997                1997
                                                 -------------     -------------
Non-accruing loans:                                     (In Thousands)
Real Estate:
    One-to-four family                           $      1,110      $       842
    Multi-family                                           --               --
    Commercial                                             --               --
    Construction                                           60               --
Commercial - non real estate                              179              102
Consumer                                                1,654              573
                                                 ------------      -------------
       Total                                            3,003            1,517
                                                 ------------      -------------
Accruing loans delinquent  90 days or more:
Real Estate:
    One-to-four family                                     --              231
    Multi-family                                           --               --
    Commercial                                             --               --
    Construction                                           --               --
Commercial - non real estate                               --               --
Consumer                                                  576              605
                                                 ------------      -------------
       Total                                              576              836
                                                 ------------      -------------
Foreclosed Assets:
Real Estate:                                               --               --
    One-to-four family                                     --               --
    Multi-family                                           --               --
    Commercial                                             --               --
    Construction                                           --               --
Consumer                                                   29               82
                                                 ------------      -------------
       Total                                               29               82
                                                 ------------      -------------
Total non-performing assets                      $      3,608      $     2,435
                                                 ============      =============

         Non-Performing Assets -- Total non-performing assets increased $1.2 million to $3.6 million at December 31, 1997 from $2.4 million at June 30, 1997. The $1.2 million increase in non-performing assets was primarily the result of a $1.0 million increase in non-performing consumer loans. Total non-performing assets as a percentage of total assets was 0.35% at December 31, 1997 as compared to 0.41% at September 30, 1997 and 0.25% at June 30, 1997. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of December 31, 1997, there were no other of loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The 0.35% total non-performing assets as a percentage of total assets is substantially less than the Bank's per group average of 0.81% at September 30, 1997 which is the latest available information as reported by the Office of Thrift Supervision.

         At December 31, 1997 the recorded investment in impaired loans was $3.0 million, all of which were on non-accrual status. The Company has not established a specific impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was insignificant.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                              For the Three Month             For the Six Month
                                                                 Period Ended                    Period Ended
                                                                  December 31,                    December 31,
                                                             ---------------------           -------------------
                                                              1997          1996              1997         1996
                                                             ---------------------           -------------------
                                                                            (Dollars in Thousands)
Balance at beginning of period............................       $4,743        $2,001            $4,651       $2,005
                                                              ---------     ---------           -------      -------

Charge-Offs:
Real Estate:
     One- to four-family..................................           --            --                --           --
     Commercial ..........................................           --            --                --           --
Other:
     Commercial...........................................           --
     Consumer.............................................         (72)          (28)             (153)         (48)
                                                              ---------     ---------           -------      -------
Total charge-offs.........................................         (72)          (28)             (153)         (48)
                                                              ---------     ---------           -------     --------
Recoveries:
Other:
     Commercial...........................................            3            --                 3           --
     Consumer.............................................           12             1                21            2
                                                               --------     ---------         ---------    ---------
Total recoveries..........................................           15             1                24            2
                                                               --------     ---------         ---------    ---------
Net charge-offs...........................................         (57)          (27)             (129)         (46)
Provisions charged to operations..........................          256            27               420           42
Reserves acquired.........................................          --             --                --           --
                                                                -------      --------          --------     --------
Balance at end of period..................................       $4,942        $2,001            $4,942       $2,001
                                                               ========      ========          ========     ========

Ratio of net charge-offs during the period to average loans
     outstanding during the period........................         0.01%         0.01%             0.02%        0.01%
                                                               ========      ========          ========     ========

Ratio of net charge-offs during the period to average non-
     performing assets during the period .................        1.49%         1.99%             4.27%        4.29%
                                                               =======       =======           =======      =======

         Regulatory Capital -- At December 31, 1997 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of December 31, 1997.

                                                                     Approximate
(Dollars in Thousands)                              Actual           Requirement           Excess
                                                --------------      --------------     -------------
Tangible Capital:
  Dollar Amount                                 $       78,017      $       15,088     $      62,929
  Percent of tangible assets                              7.75%               1.50%             6.25%
Core Capital:
  Dollar Amount                                 $       78,017      $       30,176     $      47,841
  Percent of adjusted tangible assets                     7.75%               3.00%             4.75%
Risk-based Capital:
  Dollar Amount                                 $       82,894      $       50,389     $      32,505
  Percent of risk-weighted assets                        13.16%               8.00%             5.16%

         The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the six most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended September 30, 1997, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $1.8 million under this rule. Based on the Bank's excess risk-based capital of $33.3 million at December 31, 1997, not withstanding this $1.8 million deduction from capital, the Bank would continue to exceed its risk-based capital requirement.

         The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1997 the Bank had $243,000 of unrealized gains, net of income taxes, that were deducted from capital for purposes of determining regulatory capital.



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

ITEM 2 CHANGE IN SECURITIES --   None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES --    None

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS --    None

ITEM 5 OTHER INFORMATION --  None


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       A. Form 8-K
          The registrant filed reports on Form 8-K on January 30, 1998 to report the quarterly earnings release and a dividend declaration of $0.12 per share. The registrant also reported the name change of its wholly owned subsidiary, effective February 2, 1998, to be "Western Security Bank."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                                       WESTERFED FINANCIAL CORPORATION




Date                                   /s/ Lyle R. Grimes
-----------------------------          --------------------------------------
                                       Lyle R. Grimes
                                       Chairman of the Board/President and
                                       Chief Executive Officer
                                       (Duly Authorized Officer)




Date                                  /s/ James A. Salisbury
-----------------------------         ---------------------------------------
                                      James A. Salisbury
                                      Treasurer and Chief Financial Officer
                                      (Principal Finance and Accounting Officer)