Form 10-Q
period 1998-03-31
WESTERFED FINANCIAL CORP
filed 1998-05-14
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1998

                                       OR


 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission file number 0 -22772

                         WESTERFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in this charter)

          DELAWARE                                                81-0487794
----------------------------------------                     -------------------
(State or other jurisdiction of                              (IRS Employer ID #)
incorporation or organization)

  110 East Broadway, Missoula, Montana                              59802
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               406-721-5254
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

                  Yes   [X]              No     [ ]

                 The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of the latest date is:

  Class: Common Stock, Par Value $0.01 per share; Outstanding at April 30, 1998
                -- 5,585,303 shares (including restricted shares)

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1998
 (Unaudited) and June 30, 1997...........................................  - 3-

Consolidated Statements of Income - Three and
 Nine Month Periods Ended March 31, 1998
 and March 31, 1997 (Unaudited)..........................................  - 4-

Consolidated Statement of Stockholders' Equity
 for the Nine Month Period Ended
 March 31, 1998 (Unaudited)..............................................  - 5-

Consolidated Statements of Cash Flows for the
 Nine Month Period Ended March 31,
 1998 and March 31, 1997 (Unaudited)  ...................................  - 6-

Notes to Consolidated Financial Statements

    1.   Basis of Presentation...........................................  - 7-

    2.   Cash Equivalents................................................  - 7-

    3.   Computation of Net Income per Share.............................  - 7-

    4.   Dividends Declared..............................................  - 8-

    5.   Completed Acquisition...........................................  - 8-

    6.   A Comparison of the Amortized Cost and
           Estimated Fair Value of Investment and
           Mortgage-backed Securities ...................................  - 9-

         A Comparison of the Amortized Cost and
           Estimated Fair Value of Investment
           Securities by Contractual Maturities..........................  -10-

ITEM 2. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations

    1.   Forward Looking Statements......................................  -11-

    2.   Changes in Financial Condition.  Comparison
         of the Nine Month Period from June 30, 1997
         to March 31, 1998...............................................  -11-

    3.   Comparison of Operating Results for the Three
         Month Period Ended March 31, 1998 and
         March 31, 1997..................................................  -14-

    4.   Comparison of Operating Results for the Nine
         Month Period Ended March 31, 1998 and
         March 31, 1997..................................................  -18-

ITEM 3. Quantitative and Qualitative Disclosures
        about Market Risk................................................  -24-

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.................................................  -25-

ITEM 2 CHANGE IN SECURITIES..............................................  -25-

ITEM 3 DEFAULTS UPON SENIOR SECURITIES...................................  -25-

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF
       SECURITY HOLDERS..................................................  -25-

ITEM 5 OTHER INFORMATION.................................................  -25-

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K..................................  -25-

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1998 (Unaudited) and June 30, 1997


(Dollars in thousands, except share and per share data)                  (Unaudited)
                                                                           March 31,       June 30,
                                                                             1998           1997
                                                                             ----           ----

                 ASSETS
Cash and due from banks ..............................................   $    16,994         16,999
Interest-bearing due from banks ......................................        17,199            160
                                                                         -----------    -----------
       Cash and cash equivalents .....................................        34,193         17,159
Interest-bearing deposits ............................................           100          2,000
Investment securities available-for-sale .............................        80,623         51,683
Investment securities, at amortized cost (estimated market value of
    $16,999 at March 31, 1998 and $27,728 at June 30, 1997) ..........        16,881         27,466
Stock in Federal Home Loan Bank of Seattle, at cost ..................        13,303         11,456
Mortgage-backed securities available-for-sale ........................        28,209         31,388
Mortgage-backed securities, at amortized cost (estimated market
    value of $110,637 at March 31, 1998 and $119,193 at June 30, 1997)       107,768        117,781
Loans available-for-sale .............................................         9,008          3,700
Loans receivable, net ................................................       661,642        626,577
Accrued interest receivable ..........................................         7,537          6,957
Premises and equipment, net ..........................................        30,735         29,291
Core deposit intangible ..............................................         4,725          5,276
Goodwill .............................................................        16,833         15,562
Cash surrender value of life insurance policies ......................         6,633          6,120
Other assets .........................................................         4,984          3,223
                                                                         -----------    -----------
       Total assets ..................................................   $ 1,023,174    $   955,639
                                                                         ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits ..........................................................   $   644,560    $   630,869
   Repurchase agreements .............................................         9,017          7,786
   Borrowed funds ....................................................       236,848        191,450
   Advances from borrowers for taxes and insurance ...................         4,806          3,753
   Income taxes ......................................................         2,492          3,504
   Accrued interest payable ..........................................         4,212          3,593
   Accrued expenses and other liabilities ............................        12,545         10,425
                                                                         -----------    -----------
       Total liabilities .............................................       914,480        851,380
                                                                         -----------    -----------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding ...............................................            --             --
    Common stock, $.01 par value, 10,000,000 shares authorized;
      5,583,968 shares outstanding at March 31, 1998
      5,564,904 outstanding at June 30, 1997 .........................            56             56
    Additional paid-in capital .......................................        68,793         67,941
    Common stock acquired by ESOP/RRP ................................        (2,585)        (2,936)
    Treasury stock, at cost ..........................................        (3,461)        (3,081)
    Net unrealized gain/(loss) on securities available-for-sale ......           238            (35)
    Retained earnings ................................................        45,653         42,314
                                                                         -----------    -----------
       Total stockholders' equity ....................................       108,694        104,259
                                                                         -----------    -----------
           Total liabilities and stockholders' equity ................   $ 1,023,174    $   955,639
                                                                         ===========    ===========

       Book value per share ..........................................   $     19.47    $     18.74
                                                                         ===========    ===========
       Tangible book value per share .................................   $     15.60    $     14.99
                                                                         ===========    ===========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three and Nine Month Periods Ended March 31, 1998 and March 31, 1997 (Unaudited).


(Dollars in thousands, except share and per share data)                  (Unaudited)             (Unaudited)
                                                                     Three Months Ended       Nine Months Ended
                                                                          March 31,                March 31,
                                                                 ----------------------   -----------------------
                                                                     1998       1997          1998          1997
                                                                     ----       ----          ----          ----
Interest income:
  Loans receivable ..........................................   $   14,171   $    9,288   $   42,189   $   24,832
  Mortgage-backed securities available-for-sale .............          476          748        1,595        2,145
  Mortgage-backed securities ................................        1,891        1,308        5,831        3,346
  Investment securities available-for-sale ..................        1,699          694        4,120        2,141
  Investment securities .....................................          325          134        1,452          348
  Interest-bearing deposits .................................          210          357          520          846
  Other .....................................................           94           56          252          148
                                                                ----------   ----------   ----------   ----------
      Total interest income .................................       18,866       12,585       55,959       33,806
                                                                ----------   ----------   ----------   ----------
Interest expense:
  NOW and money market demand ...............................          817          488        2,481        1,237
  Savings ...................................................          651          553        2,012        1,493
  Certificates of deposit ...................................        5,489        3,732       16,348        9,734
  Advances from FHLB-Seattle and other borrowed funds .......        3,886        2,156       10,985        6,320
                                                                ----------   ----------   ----------   ----------
      Total interest expense ................................       10,843        6,929       31,826       18,784
                                                                ----------   ----------   ----------   ----------
      Net interest income ...................................        8,023        5,656       24,133       15,022
Provision for loan losses ...................................          210           61          630          103
                                                                ----------   ----------   ----------   ----------
      Net interest income after provision for loan losses ...        7,813        5,595       23,503       14,919
                                                                ----------   ----------   ----------   ----------
Non-interest income:
  Loan origination fees .....................................          598          121        1,602          345
  Service fees ..............................................        1,096          761        3,382        1,891
  Net gain on sale of loans and securities available-for-sale          212           86          701          400
  Other .....................................................          217           52          396          122
                                                                ----------   ----------   ----------   ----------
      Total non-interest income .............................        2,123        1,020        6,081        2,758
                                                                ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and employee benefits ........................        3,538        2,357        9,985        5,951
  Net occupancy expense of premises .........................          541          356        1,605          834
  Equipment and furnishings expense .........................          478          257        1,248          622
  Data processing expenses ..................................          441          241        1,218          574
  Federal insurance premium .................................           88           60          268          425
  SAIF special assessment ...................................           --           --           --        2,297
  Intangibles amortization ..................................          356          123        1,018          123
  Marketing and advertising .................................          264          129          626          361
  Other .....................................................        1,875        1,083        4,881        2,601
                                                                ----------   ----------   ----------   ----------
      Total non-interest expense ............................        7,581        4,606       20,849       13,788
                                                                ----------   ----------   ----------   ----------
Income before income taxes ..................................        2,355        2,009        8,735        3,889
Income taxes ................................................          995          814        3,468        1,521
                                                                ----------   ----------   ----------   ----------
Net income(1) ...............................................   $    1,360   $    1,195   $    5,267   $    2,368
                                                                ==========   ==========   ==========   ==========
Net income per share:
  Basic .....................................................   $     0.26   $     0.27   $     0.99   $     0.57
                                                                ==========   ==========   ==========   ==========
  Diluted ...................................................   $     0.24   $     0.25   $     0.94   $     0.54
                                                                ==========   ==========   ==========   ==========
Dividends per share .........................................        0.125        0.105        0.360        0.300
                                                                ==========   ==========   ==========   ==========
Dividend payout ratio before SAIF assessment - diluted ......        52.08%       42.00%       38.30%       34.88%
                                                                ==========   ==========   ==========   ==========
Average common and common equivalent shares outstanding
  Basic .....................................................    5,323,395    4,450,880    5,302,875    4,189,856
                                                                ==========   ==========   ==========   ==========
  Diluted ...................................................    5,627,401    4,702,738    5,613,335    4,398,688
                                                                ==========   ==========   ==========   ==========

--------------

(1) The nine months ended March 31, 1997 includes approximately $1,414, or $0.32 per share diluted, special SAIF assessment net of tax at 38.5%. See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended March 31, 1998 (Unaudited).


(Dollars in thousands, except share and per share data)


                                                                                             Net
                                                                                         Unrealized
                                                                                             Gain
                                                                                          (Loss) on
                                               Additional                                Securities
                                      Common    Paid-In     ESOP/   Treasury   Retained   Available
                                       Stock    Capital      RRP      Stock    Earnings    for Sale    Total
                                       -----    -------     -----     -----    --------    --------    -----
Balance at June 30, 1997 ..........   $   56   $ 67,941   $ (2,936)  $(3,081)  $ 42,314   $   (35)   $104,259
Net income ........................       --         --         --        --      5,267        --       5,267
Change in net unrealized gain
     (loss) on securities
     available-for-sale ...........       --         --         --        --         --       273         273
ESOP Shares committed to be
      released ....................       --        318        170        --         --        --         488
Amortization of award of
     RRP stock ....................       --         --        180        --         --        --         180
Purchase of treasury stock ........       --         --         --      (380)        --        --        (380)
Shares forfeited by RRP
     participants (75 shares) .....       --         --          1        --         --        --           1
Stock options exercised
     (35,753 shares) ..............       --        534         --        --         --        --         534
Cash dividends declared
     ($0.360 per share) ...........       --         --         --        --     (1,928)       --      (1,928)
                                      ------   --------   --------   -------   --------   -------    --------
Balance at March 31, 1998 .........   $   56   $ 68,793   $ (2,585)  $(3,461)  $ 45,653   $   238    $108,694
                                      ======   ========   ========   =======   ========   =======    ========



See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Nine Month Period Ended March 31, 1998 and March 31, 1997 (Unaudited)

(Dollars in thousands except share and per share data)

                                                                                (Unaudited)
                                                                             Nine Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                            1998         1997
                                                                            ----         ----
  Net cash provided by operating activities ..........................   $  19,563    $   7,987
                                                                         ---------    ---------
Cash flows from investing activities:
  Net change in interest-bearing deposits ............................       1,900        3,000
  Principal payments on mortgage-backed securities ...................       8,027        5,942
  Purchases of mortgage-backed securities available-for-sale .........      (4,998)        (983)
  Principal payments on mortgage-backed securities available-for-sale       10,139       10,466
  Proceeds from sale of mortgage-backed securities available-for-sale          331        6,856
  Purchases of investment securities .................................      (5,483)      (5,978)
  Proceeds from maturities of investment securities ..................      16,276        9,352
  Proceeds from maturities of investment securities available-for-sale      59,445       57,789
  Proceeds from sale of investment securities available-for-sale .....      11,020           --
  Purchase of investment securities available-for-sale ...............     (99,274)     (51,723)
  Principal payments on investment securities available-for-sale .....         292          301
  Net change in loans receivable .....................................     (35,222)     (13,313)
  Purchases of premises and equipment ................................      (5,478)      (1,342)
  Proceeds from sale of premises and equipment .......................         925           --
  Purchase of Federal Home Loan Bank stock ...........................      (1,129)          --
  Acquisition of Security Bancorp, net of cash equivalents
      acquired of $16,607 ............................................          --      (10,776)
                                                                         ---------    ---------
Net cash provided (used) by investing activities .....................     (43,229)       9,591
                                                                         ---------    ---------
Cash flows from financing activities:
  Net change in deposits excluding interest credited .................      (5,828)      (3,789)
  Net change in repurchase agreements ................................       1,231           --
  Proceeds from borrowings ...........................................     290,165       38,475
  Payments on borrowings .............................................    (244,818)     (40,371)
  Net change in advances from borrowers for taxes and insurance ......       1,053        3,802
  Proceeds from exercise of options ..................................         534           --
  Payments to acquire treasury stock .................................        (380)          --
  Dividends paid to stockholders .....................................      (1,257)        (806)
                                                                         ---------    ---------
      Net cash (used) provided by financing activities ...............      40,700       (2,689)
                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .................      17,034       14,889
Cash and cash equivalents at beginning of period .....................      17,159       13,299
                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................   $  34,193    $  28,188
                                                                         =========    =========
Supplemental disclosure of cash flow information:
  Payments during the period for:
      Interest .......................................................   $  10,136    $   6,988
      Income taxes, net ..............................................       3,641          981
                                                                         =========    =========


See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results anticipated for the year ending June 30, 1998. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1997.

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

         The following table sets forth the computation of basic and diluted earnings per share:


(Dollars in thousands, except share and per share data)

                                                     For the Three Month Period   For the Nine Month Period
                                                           Ended March 31,              Ended March 31,
                                                     --------------------------   -------------------------
                                                         1998         1997            1998         1997
                                                         ----         ----            ----         ----
Numerator:
    Net income - numeration  for basic
      earnings per share and diluted earnings
      per share - income available to common
      stockholder .................................   $    1,360   $    1,195     $    5,267   $    2,368
                                                      ==========   ==========     ==========   ==========
Denominator:
    Denomination for basic earnings per share-
    weighted-average share ........................    5,323,395    4,450,880      5,302,875    4,189,856
Effect of dilutive securities:
    Employee stock options ........................      302,646      232,316        293,919      180,762
    RRP shares not vested .........................        1,360       19,542         16,541       28,070
                                                      ----------   ----------     ----------   ----------
   Denomination  for  diluted  earnings  per share-
    adjusted  weighted-averageshares and assumed
    conversions ...................................    5,627,401    4,702,738      5,613,335    4,398,688
                                                      ==========   ==========     ==========   ==========
Basic earnings per share ..........................   $     0.26   $     0.27     $     0.99   $     0.57
Diluted earnings per share ........................   $     0.24   $     0.25     $     0.94   $     0.54


4. DIVIDENDS DECLARED

         On April 21, 1998 the Board of Directors of the Company declared a quarterly cash dividend of $0.125 per share, payable on May 21, 1998 to stockholders of record on May 7, 1998.

5. COMPLETED ACQUISITION

         On February 28, 1997, the Company completed its Acquisition of Security Bancorp (the "Acquisition"). The Acquisition was accounted for as a purchase transaction and accordingly, the consolidated statement of income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book value of the assets and liabilities of the Company. The Company issued 1,150,175 shares of WesterFed Common Stock, options to acquire 94,696 common shares and paid $25,995,480 in cash for all of the outstanding shares of Security Bancorp Common Stock, for total consideration (based on the $18.49 per share average closing price of WesterFed Common Stock as reported on the NASDAQ National Market System for the twenty business days from January 16, 1997 through February 12, 1997) of $48.7 million. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly owned subsidiary of Security Bancorp, merged with and into Western Security Bank (the "Bank"). At the time of the merger, Security Bancorp had assets on a consolidated basis of $372.6 million, deposits of $286.5 million and stockholders equity of $30.8 million. Unless the context otherwise requires, reference herein to the company includes WesterFed, Western Security Bank and its subsidiaries on a consolidated basis. In addition, after having received regulatory approval, the name of Western Federal Savings Bank was changed to Western Security Bank in February, 1998.

6. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:


                                                                         HELD-TO-MATURITY
                                                                      (Dollars in Thousands)
                                                   (Unaudited)
                                                  March 31, 1998                                June 30, 1997
                                  -------------------------------------------  ------------------------------------------
                                               Gross       Gross    Estimated               Gross      Gross    Estimated
                                  Amortized  Unrealized  Unrealized   Fair     Amortized  Unrealized Unrealized    Fair
                                     Cost       Gains      Losses     Value      Cost       Gains      Losses      Value
                                     ----       -----      ------     -----      ----       -----      ------      -----
Federal Agency obligations .....   $  2,993   $    35    $    --    $  3,028   $ 18,804   $   184    $    --    $ 18,988
U.S. Government obligations ....         99        --         --          99        297         1         --         298
Corporate obligations ..........     11,470        82         (9)     11,543      5,980        66         --       6,046
Other investments ..............      2,319        15         (5)      2,329      2,385        13         (2)      2,396
                                   --------   -------    -------    --------   --------   -------    -------    --------
  Total investment securities ..     16,881       132        (14)     16,999     27,466       264         (2)     27,728
Mortgage-backed securities .....    107,768     2,902        (33)    110,637    117,781     1,698       (286)    119,193
                                   --------   -------    -------    --------   --------   -------    -------    --------
                                   $124,649   $ 3,034    $   (47)   $127,636   $145,247   $ 1,962    $  (288)   $146,921
                                   ========   =======    =======    ========   ========   =======    =======    ========

                                                                         AVAILABLE-FOR-SALE
                                                                       (Dollars in Thousands)


                                                   (Unaudited)
                                                  March 31, 1998                                June 30, 1997
                                  -------------------------------------------  ------------------------------------------
                                               Gross       Gross    Estimated               Gross      Gross    Estimated
                                  Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized Unrealized    Fair
                                    Cost       Gains       Losses      Value      Cost      Gains      Losses      Value
                                    ----       -----       ------      -----      ----      -----      ------      -----
Federal Agency obligations .....   $ 60,730   $   145    $   (45)   $ 60,830   $ 46,067   $   113    $  (211)   $ 45,969
Corporate obligations ..........     19,729        32         (7)     19,754      5,622        54         (1)      5,675
Other investments ..............          3        36         --          39          3        36         --          39
                                   --------   -------    -------    --------   --------   -------    -------    --------
  Total investment securities ..     80,462       213        (52)     80,623     51,692       203       (212)     51,683
Mortgage-backed securities .....     27,942       447       (180)     28,209     31,434       220       (266)     31,388
                                   --------   -------    -------    --------   --------   -------    -------    --------
                                   $108,404   $   660    $  (232)   $108,832     83,126   $   423    $  (478)   $ 83,071
                                   ========   =======    =======    ========   ========   =======    =======    ========

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT MARCH 31, 1998 IS AS FOLLOWS:



                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                                            (Unaudited)
                                                         March 31, 1998
                                                        Amortized     Estimated
                                                         Cost        Fair Value
                                                         ----        ----------
Due in one year  or less ...........................    $    99         $    99
Due after one year through 5 years .................     14,534          14,645
Due after 5 years through 10 years .................        236             234
Due after 10 years .................................      2,012           2,021
Other ..............................................         --              --
                                                        -------         -------
                                                         16,881          16,999
                                                        =======         =======



                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)


                                                            (Unaudited)
                                                           March 31, 1998
                                                        Amortized     Estimated
                                                           Cost       Fair Value
                                                           ----       ----------
Due in one year  or less ...........................      $16,996       $16,995
Due after one year through 5 years .................       35,588        35,645
Due after 5 years through 10 years .................       26,597        26,655
Other ..............................................            3            36
SBA loans contractually due after 5 years ..........        1,278         1,292
                                                          -------       -------
                                                           80,462        80,623
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

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTH PERIOD FROM JUNE 30, 1997 TO MARCH 31, 1998.

         General - Total assets increased $67.5 million to $1.0 billion at March 31, 1998 from $955.6 million at June 30, 1997. The increase in assets was primarily the result of increases in loans receivable and loans available-for-sale of $40.3 million and an increase in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $35.8 million, partially offset by a decrease in mortgage-backed securities of $13.2 million.

         Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale increased $40.3 million to $670.6 million at March 31, 1998 from $630.3 million at June 30, 1997. Loans secured by real estate increased by $9.3 million and non-real estate commercial business loans, agricultural loans and consumer loans increased $31.0 million. The increase in loans receivable was primarily the result of loan originations of $285.7 million, partially offset by principal repayments of $183.1 million and the sale of loans available-for-sale of $63.2 million.

         Mortgage-Backed Securities - Mortgage-backed securities decreased $13.2 million to $136.0 million at March 31, 1998 from $149.2 million at June 30, 1997 and the proceeds were generally used to fund the growth in loans receivable.

         Investment Securities, FHLB Stock and Other Interest Earning Assets - Investment securities, FHLB stock and other interest earning assets increased $35.8 million to $134.7 million at March 31, 1998 from $98.9 million at June 30, 1997. The $35.8 million increase was primarily the result of increases in interest-bearing due from banks and interest-bearing deposits of $15.1 million and the balance of investment securities of $18.4 million.

         Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $704,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $758,000 in the current fiscal year. Final market valuations of fixed assets acquired and other additional costs associated with the Acquisition increased goodwill $1.7 million during the quarter ending March 31, 1998.

         From time to time, Western Security Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At March 31, 1998 the Bank had one structured note totaling $700,000 wherein the interest rate is based upon a fraction of the increase or decrease in a specified index. The security has a variable interest rate and was purchased to enable the Bank to increase its interest income when interest rates increase. The market value of the security at March 31, 1998 was $700,000 and will mature in May, 1998.

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

         Interest Rate Caps - Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At March 31, 1998, the amount of the unamortized premiums paid related to the interest rate cap transactions was $162,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

The following summarizes interest rate cap agreements at March 31, 1998:



       Notional principal                Agreement
             amount                     termination                Cap
             ------                     -----------                ---
        (in thousands)
           $ 5,000                       July, 1999                6.5%
             5,000                       July, 1999                7.0%
             5,000                       July, 2000                6.0%
           -------
           $15,000
           =======


         Interest Rate Swaps - Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At March 31, 1998 the Bank did not have any interest rate swap agreements in place.

         The counter parties to the interest rate cap agreements are the FHLB of Seattle in the amount of $10.0 million and Merrill Lynch in the amount of $5.0 million. The interest rate cap agreements are not collateralized. Interest rate swaps would be collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

         Deposits - Deposits increased $13.7 million to $644.6 million at March 31, 1998 from $630.9 million at June 30, 1997. Checking and money market accounts increased $10.5 million and certificates of deposit increased $9.7 million while savings accounts decreased $6.5 million.

         Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements increased $46.7 million to $245.9 million at March 31, 1998 from $199.2 million at June 30, 1997. Repurchase agreements increased $1.2 million while there were other new borrowings, consisting primarily of FHLB advances, of $163.0 million with maturities of less than one year and $127.0 million of other borrowings maturing in one or more years. The increase in borrowings were reduced by principal repayments and maturities of $244.5 million.

         Stockholders' Equity - Stockholders' equity increased $4.4 million to $108.7 million at March 31, 1998 from $104.3 million at June 30, 1997. This increase was due to net income for the nine month period of $5.3 million,
$668,000  related to  contributions  to the Employee  Stock  Ownership  Plan and shares earned and issued under the Recognition and Retention Plan, $273,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115, and the issuance of 35,753 new common shares with a recorded value of $534,000 related to exercised stock options. Stockholders' equity was reduced $1.9 million for dividends declared during the nine month period and the purchase of $380,000 of treasury stock.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 AND MARCH 31, 1997


                              RESULTS OF OPERATIONS


                                                      Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                               ---------------------------------
                                                1998                       1997
                                               Amount       Change        Amount
                                               ------       ------        ------
                                                           (In Thousands)
Total interest income ...................      $18,866      $ 6,281      $12,585
Total interest expense ..................       10,843        3,914        6,929
                                               -------      -------      -------
    Net interest income .................        8,023        2,367        5,656
Provision for loan losses ...............          210          149           61
                                               -------      -------      -------
    Net interest income after
     provision for loan losses ..........        7,813        2,218        5,595
                                               -------      -------      -------
Fees and service charges ................        1,694          812          882
Gain on sale of loans, mortgage-
     backed securities and
     investment securities ..............          212          126           86
Other non-interest income ...............          217          165           52
                                               -------      -------      -------
    Total non-interest income ...........        2,123        1,103        1,020
                                               -------      -------      -------
Income before non-interest expense ......        9,936        3,321        6,615
Total non-interest expense ..............        7,581        2,975        4,606
                                               -------      -------      -------
    Income before income taxes ..........        2,355          346        2,009
Income taxes ............................          995          181          814
                                               -------      -------      -------
    Net income ..........................      $ 1,360      $   165      $ 1,195
                                               =======      =======      =======

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


                                                                      Three Month Period Ended
                                                                            (Unaudited)
                                                       March 31, 1998                       March 31, 1997
                                              ------------------------------       ------------------------------
                                                Average    Interest                  Average    Interest
                                              Outstanding   Earned/   Yield/       Outstanding   Earned/    Yield/
                                               Balance(5)    Paid      Rate         Balance(5)    Paid      Rate
                                               ----------    ----      ----         ----------    ----      ----
INTEREST EARNING ASSETS:
  Loans receivable (1) (2) ...................  $674,817   $ 14,171    8.40%         $444,314   $  9,288    8.36%
  Mortgage-backed securities (2) .............   138,388      2,367    6.84           117,521      2,056    7.00
  Investments (2) ............................   115,674      2,024    7.00            52,087        828    6.36
  Other interest-earning assets (3) ..........    14,305        210    5.87            21,641        357    6.60
  Cash surrender value of life insurance .....     6,599         94    5.70             4,200         56    5.33
                                                --------   --------    ----          --------   --------   -----
Total Interest-Earning Assets ................   949,783     18,866    7.95          $639,763   $ 12,585    7.87%
                                                ========   ========    ====          ========   ========   =====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits ...................   386,531      5,489    5.68          $265,287   $  3,732    5.63%
  Passbook deposits ..........................    95,469        651    2.73            77,233        553    2.86
  Demand and NOW accounts ....................   108,329        285    1.05            66,330        214    1.29
  Money market accounts ......................    53,513        531    3.97            31,656        274    3.46
                                                --------   --------    ----          --------   --------   -----
     Total deposits ..........................   643,842      6,956    4.32           440,506      4,773    4.33
  FHLB advances and notes payable ............   254,781      3,851    6.05           136,360      2,120    6.22
  Collateralized mortgage obligations ........       566         36   25.44               925         36   15.57
                                                --------   --------   -----          --------   --------   -----
   Total Interest-Bearing Liabilities ........  $899,189   $ 10,843    4.82%         $577,791   $  6,929    4.80%
                                                ========   ========   =====          ========   ========   =====
Net interest income ..........................             $  8,023                             $  5,656
                                                           ========                             ========
Net interest rate spread .....................                         3.13%                                3.07%
                                                                       ====                                =====
Net interest earning assets ..................  $ 50,594                             $ 61,972
                                                ========                             ========
Net interest margin (4) ......................                         3.38%                                3.54%
                                                                       ====                                =====
 Average interest-earning assets to average
    interest-bearing liabilities .............               105.63%                              110.73%
                                                             ======                               ======

---------------

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2)  Includes held and available-for-sale categories
(3)  Includes primarily short-term liquid assets
(4)  Net interest income divided by average interest earning assets
(5)  Based on average monthly balances

         General -- Net income increased $165,000 to $1.4 million for the three month period ended March 31, 1998 from $1.2 million for the same period last year. Net interest income after provision for loan losses increased $2.4 million and non-interest income increased $1.1 million while non-interest expense and income tax expense increased $3.0 million and $181,000 respectively. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.38% during the quarter ended March 31, 1998 from 3.54% during the same period last year. The interest rate spread at March 31, 1998 was 3.13% as compared to 3.07% at March 31, 1997.

         Interest Income -- Interest income increased $6.3 million to $18.9 million for the three month period ended March 31, 1998 from $12.6 million for the same period last year. The increase was primarily the result of a $310.0 million increase in average total interest-earning assets to $949.8 million during the three month period ended March 31, 1998 from $639.8 million during the same period last year. In addition, the average yield on interest-earning assets increased to 7.95% during the quarter ended March 31, 1998 from 7.87% during the same period last year due primarily to the Acquisition.

         Interest earned on loans receivable increased $4.9 million due primarily to a $230.5 million increase in the average balance of loans receivable to $674.8 million during the three month period ended March 31, 1998 from $444.3 million for the same period last year. In addition, the average yield on loans increased to 8.40% during the three month period ended March 31, 1998 from 8.36% for the same period last year. The increase in the average balance of loans receivable was primarily the result of the loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities increased $311,000 due primarily to a $20.9 million increase in the average balance of mortgage-backed securities outstanding to $138.4 million for the three month period ended March 31, 1998 from $117.5 million during the same period last year. The increase was primarily the result of the mortgage-backed securities acquired in the Acquisition.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $1.1 million primarily due to an increase in the average balance of these securities of $58.7 million to $136.6 million during the quarter ended March 31, 1998 from $77.9 million during the same period last year. The average yield increased to 6.82% during the quarter ended March 31, 1998 from 6.37% for the same period last year. The increase in average balance is the result of both the investment securities acquired in the Acquisition and the purchase of additional investment securities for the purpose of increasing interest income. The increase in the average yield earned on other interest earning assets during the quarter ended March 31, 1998 was due primarily to increased earnings from discounts amortized to income on investments called during the quarter.

         Interest Expense -- Total interest expense increased $3.9 million to $10.8 million for the three month period ended March 31, 1998 from $6.9 million for the same period last year. Interest expense on deposits increased $2.2 million due to an increase in the average balance of deposits of $203.3 million to $643.8 million during the three month period ended March 31, 1998 from $440.5 million during the same period last year. The increase in the average balance of deposits was primarily the result of deposits acquired in the Acquisition. The average rate paid on deposits decreased to 4.32% during the quarter ended March 31, 1998 from 4.33% for the same period last year as the Bank increased the amount of non-interest bearing demand accounts as a result of the Acquisition. Interest expense on borrowed funds increased $1.7 million due primarily to an increase in the average balance of borrowed funds of $118.0 million to $255.3 million during the three month period ended March 31, 1998 from $137.3 million for the same period last year. The increase was primarily the result of the Acquisition and increased borrowings to fund the growth in the loan and investment securities portfolios.

         Provisions for Loan Losses -- The provision for loan losses increased $149,000 to $210,000 for the three month period ended March 31, 1998 as compared to a $61,000 provision for the same period last year.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At March 31, 1998 the Company had $6.6 million of non-performing assets (representing 0.64% of total assets) compared to $2.4 at June 30, 1997 (representing 0.25% of total assets). At March 31, 1998 the Company had an allowance for loan losses to non-performing assets of 76.94% as compared to 191.01% at June 30, 1997. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "NonPerforming Assets."

         Non-Interest Income -- Non-interest income increased $1.1 million to $2.1 million for the quarter ended March 31, 1998 from $1.0 million for the same quarter last year. Fees and service charges increased $812,000, net gain on sale of loans and securities available-for-sale increased $126,000, while other non-interest income increased $165,000. The increase in fees and service charges were due primarily to the increase in fees associated with checking accounts which increased as a result of the Acquisition and an increase in loan origination fees as a result of increased loan originations.

         Non-Interest Expense -- Non-interest expense increased $3.0 million to $7.6 million for the quarter ended March 31, 1998 from $4.6 million for the same quarter last year. The increase was due primarily to the Acquisition and a change in data processing systems. Included in the non-interest expense for the quarter ended March 31, 1998 was $356,000 related to the amortization of intangibles resulting from the Acquisition as compared to $123,000 for the same period last year which included only one month of amortization expense. This was comprised of $166,000 for the amortization of goodwill and $189,000 for the amortization of the core deposit intangible. Additionally, two new branch facilities were opened in the Billings market area since May, 1997 which have increased non-interest expense. The consolidation of facilities in three market areas prior to June 30, 1998 will partially offset the increased costs related to the new facilities. In addition, during the quarter the Bank completed its conversion to a single, commercial bank oriented, data processing system. This allows the Bank to continue its emphasis on adding commercial banking to its traditional thrift business. The quarter just ended included approximately $700,000 in professional fees, overtime, marketing costs, and other expenses related to the consolidation of data processing systems and changes in name to Western Security Bank. In addition, $3.0 million of additional capital expenditures were made in converting to the consolidated data center and the addition of technology to position the Bank to meet increasing competition and the demand for new customer and commercial banking services. In addition, the conversion from a real-time savings and loan data processing environment to a batch-processing commercial bank data processing environment has increased on-going data processing related costs. Management believes that the conversion to the new data processing system will address the most significant Year 2000 compliance and operational issues and the costs currently being incurred during this fiscal year related to the data center conversion comprise a substantial portion of the costs to be incurred related to Year 2000 compliance issues.

         Income Taxes -- Income tax expense increased $181,000 due primarily to the $346,000 increase in income before income taxes.

4. COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1998 AND MARCH 31, 1997.


                              RESULTS OF OPERATIONS



                                                        Nine Months Ended
                                                            March 31,
                                                          (Unaudited)
                                                --------------------------------
                                                 1998                      1997
                                                Amount      Change        Amount
                                                ------      ------        ------
                                                        (In Thousands)
Total interest income ...................      $55,959      $22,153      $33,806
Total interest expense ..................       31,826       13,042       18,784
                                               -------      -------      -------
     Net interest income ................       24,133        9,111       15,022
Provision for loan losses ...............          630          527          103
                                               -------      -------      -------
     Net interest income after
       provision for loan losses ........       23,503        8,584       14,919
                                               -------      -------      -------
Fees and service charges ................        4,984        2,748        2,236
Gain on sale of loans, mortgage-
   backed securities  and
   investment securities ................          701          301          400
Other non-interest income ...............          396          274          122
                                               -------      -------      -------
     Total non-interest income ..........        6,081        3,323        2,758
                                               -------      -------      -------
Income before non-interest expense ......       29,584       11,907       17,677
Total non-interest expense ..............       20,849        7,061       13,788
                                               -------      -------      -------
     Income before income taxes .........        8,735        4,846        3,889
Income taxes ............................        3,468        1,947        1,521
                                               -------      -------      -------
     Net income .........................      $ 5,267      $ 2,899      $ 2,368
                                               =======      =======      =======

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



                                                                         Nine Month Period Ended
                                                                               (Unaudited)
                                                         March 31, 1998                           March 31, 1997
                                              -------------------------------------    -------------------------------------
                                                Average        Interest                  Average      Interest
                                              Outstanding       Earned/      Yield/    Outstanding     Earned/        Yield/
                                               Balance(5)        Paid         Rate      Balance(5)      Paid          Rate
                                               ----------        ----         ----      ----------      ----          ----
INTEREST EARNING ASSETS:
  Loans receivable (1) (2) ...................  $663,273      $  42,188       8.48%      $395,336     $ 24,832        8.37%
  Mortgage-backed securities (2) .............   144,836          7,426       6.84        104,941        5,491        6.98
  Investments (2) ............................   107,733          5,573       6.90         52,799        2,489        6.29
  Other interest-earning assets (3) ..........     9,771            520       7.10         17,028          846        6.62
  Cash surrender value of life insurance .....     6,492            252       5.18          3,551          148        5.56
                                                   -----            ---       ----          -----          ---        ----
Total Interest-Earning Assets ................   932,105         55,959       8.00       $573,655     $ 33,806        7.86%
                                                 =======         ======       ====       ========     ========        ====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits ...................   380,354         16,348       5.73       $227,740     $  9,734        5.70%
  Passbook deposits ..........................    97,770          2,012       2.74         67,966        1,493        2.93
  Demand and NOW accounts ....................   106,741            925       1.16         54,304          557        1.37
  Money market accounts ......................    51,884          1,555       4.00         26,274          680        3.45
                                                  ------          -----       ----         ------          ---        ----
     Total deposits ..........................   636,749         20,840       4.36        376,284       12,464        4.42
  FHLB advances and notes payable ............   243,810         10,886       5.95        131,181        6,197        6.30
  Collateralized mortgage obligations ........       664            100      20.09          1,009          123       16.26
                                                     ---            ---      -----          -----          ---       -----
   Total Interest-Bearing Liabilities ........  $881,223       $ 31,826       4.82%      $508,474     $ 18,784        4.93%
                                                ========       ========       ====       ========     ========        ====
Net interest income ..........................                 $ 24,133                               $ 15,022
                                                               ========                               ========
Net interest rate spread .....................                                3.18%                                   2.93%
                                                                              ====                                    ====
Net interest earning assets ..................  $ 50,882                                 $ 65,181
                                                ========                                 ========
Net interest margin (4) ......................                                3.45%                                   3.49%
                                                                              ====                                    ====
Average interest-earning assets to average
    interest-bearing liabilities .............                   105.77%                                112.82%
                                                                 ======                                 ======

----------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2)  Includes held and available-for-sale categories
(3)  Includes primarily short-term liquid assets
(4)  Net interest income divided by average interest earning assets
(5)  Based on average monthly balances

         General - Net income increased $2.9 million to $5.3 million for the nine month period ended March 31, 1998 from $2.4 million for the same period last year. Net interest income after provision for loan losses increased $8.6 million and non-interest income increased $3.3 million while non-interest expense and income tax expense increased $7.0 million and $2.0 million respectively. The net interest margin decreased to 3.45% during the nine months ended March 31, 1998 from 3.49% during the same period last year. The interest rate spread at March 31, 1998 was 3.18% as compared to 2.93% at March 31, 1997. The increase in net income is primarily the result of a combination of the increased earnings as a result of the Acquisition of Security Bancorp in February, 1997 and a one-time after tax charge to earnings of $1.4 million, levied on all thrift institutions, to recapitalize the Savings Association Insurance Fund ("SAIF") during the September 30, 1996 quarter.

         Interest Income - Interest income increased $22.2 million to $56.0 million for the nine month period ended March 31, 1998 from $33.8 million for the same period last year. The increase was primarily the result of a $358.4 million increase in average total interest-earning assets to $932.1 million during the nine month period ended March 31, 1998 from $573.7 million during the same period last year. In addition, the average yield on interest-earning assets increased to 8.00% during the nine months ended March 31, 1998 from 7.86% during the same period last year due primarily to the Acquisition.

         Interest earned on loans receivable increased $17.4 million due primarily to a $268.0 million increase in the average balance of loans receivable to $663.3 million during the nine month period ended March 31, 1998 from $395.3 million for the same period last year. In addition, the average yield on loans increased to 8.48% during the nine month period ended March 31, 1998 from 8.37% for the same period last year. The increase in the average balance of loans receivable was primarily the result of the loans acquired in the Acquisition.

         Interest earned on mortgage-backed securities increased $1.9 million due primarily to a $39.9 million increase in the average balance of mortgage-backed securities outstanding to $144.8 million for the nine month period ended March 31, 1998 from $104.9 million during the same period last year. The increase was primarily the result of the Acquisition.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $2.8 million primarily due to an increase in the average balance of these securities of $50.6 million to $124.0 million during the nine month period ended March 31, 1998 from $73.4 million during the same period last year. The average yield increased to 6.82% during the nine months ended March 31, 1998 from 6.33% for the same period last year. The increase in average balance is the result of both the Acquisition and the purchase of additional investment securities for the purpose of increasing interest income.

         Interest Expense - Total interest expense increased $13.0 million to $31.8 million for the nine month period ended March 31, 1998 from $18.8 million for the same period last year. Interest expense on deposits increased $8.3 million due to an increase in the average balance of deposits of $260.4 million to $636.7 million during the nine month period ended March 31, 1998 from $376.3 million during the same period last year. The increase in the average balance of deposits was primarily the result of the Acquisition. The average rate paid on deposits decreased to 4.36% during the nine month period ended March 31, 1998 from 4.42% for the same period last year as the Bank increased the amount of non-interest bearing demand accounts as a result of the Acquisition. Interest expense on borrowed funds increased $4.7 million due primarily to an increase in the average balance of borrowed funds of $112.3 million to $244.5 million during the nine month period ended March 31, 1998 from $132.2 million for the same period last year. The increase was the result of the Acquisition and increased borrowings to fund the growth in the loan and investment securities portfolios.

         Provisions for Loan Losses - The provision for loan losses increased $527,000 to $630,000 for the nine month period ended March 31, 1998 as compared to a $103,000 provision for the same period last year.

         Non-Interest Income - Non-interest income increased $3.3 million to $6.1 million for the nine months ended March 31, 1998 from $2.8 million for the same period last year. Fees and service charges increased $2.7 million and net gain on sale of loans and securities available-for-sale increased $301,000, while other non-interest income increased $274,000. The increase in fees and service charges were due primarily to the increase in fees associated with checking accounts which increased as a result of the Acquisition and an increase in loan origination fees as a result of increased loan originations and increased sales of loans to the secondary market.

         Non-Interest Expense - Non-interest expense increased $7.0 million to $20.8 million for the nine months ended March 31, 1998 from $13.8 million for the same period last year. The increase was due primarily to the Acquisition and a change in data processing systems. Included in the non-interest expense for the period ended March 31, 1998, which was not included in the same period last year, was $1.0 million related to the amortization of intangibles resulting from the Acquisition as compared to $123,000 for the same period last year which included one month of amortization expense. This was comprised of $466,000 for the amortization of goodwill and $551,000 for the amortization of the core deposit intangible. The nine months just ended included approximately $1.0 million in professional fees, marketing and other expenses related to the consolidation of data processing systems and the change in name to Western Security Bank.

         Income Taxes - Income tax expense increased $1.9 million due to the $4.8 million increase in income before income taxes.

         Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At March 31, 1998 and June 30, 1997 the Company had no loans termed troubled debt restructuring which involves forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.

                                                             (Unaudited)
                                                         March 31,    June 30,
                                                           1998         1997
                                                        ----------    -------
Non-accruing loans:                                        (In Thousands)

Real Estate:
    One- to four-family ..............................    $2,590       $  842
    Multi-family .....................................        89           --
    Commercial .......................................        --           --
    Construction .....................................       288           --
Agriculture ..........................................        10           --
Commercial - non real estate .........................       155          102
Consumer .............................................     1,652          573
                                                          ------       ------
       Total .........................................     4,784        1,517
                                                          ------       ------
Accruing loans delinquent 90 days or more:
Real Estate:
    One-to-four family ...............................       668          231
    Multi-family .....................................        --           --
    Commercial .......................................        --           --
    Construction .....................................       112           --
Agriculture ..........................................        --           --
Commercial - non real estate .........................        --           --
Consumer .............................................       503          605
                                                          ------       ------
       Total .........................................     1,283          836
                                                          ------       ------

Foreclosed Assets:
Real Estate:
    One-to-four family ...............................       420           --
    Multi-family .....................................        --           --
    Commercial .......................................        --           --
    Construction .....................................        --           --
Consumer .............................................        69           82
                                                          ------       ------
       Total .........................................       489           82
                                                          ------       ------
Total non-performing assets ..........................    $6,556       $2,435
                                                          ======       ======


         Non-Performing Assets -- Total non-performing assets increased $4.2 million to $6.6 million at March 31, 1998 from $2.4 million at June 30, 1997. The $4.2 million increase from June 30, 1997 to March 31, 1998 was due primarily to an increase in non-performing one - to four-family, construction, consumer and foreclosed assets of $2.2 million, $400,000, $977,000 and $407,000 respectively. In the merger of Security, and in conjunction with the data center conversion, the Bank implemented a uniform methodology as to the classification of assets for non-performing loan classification. This change in classification accounted for approximately $960,000 in the preceding increases in one-to four-family loans. One- to four- family loans are considered non-accruing after 120 days and all other loans are automatically placed on non-accrual status after 90 days. As a result of this change, interest income decreased approximately $125,000 because additional loans were considered to be non-accrual. Total non-performing assets as a percentage of total assets increased to 0.64% at March 31, 1998 from 0.25% at June 30, 1997. The comparable national composite rate for thrifts non-performing assets as a percentage of total assets was 1.00% at December 31, 1997, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of March 31, 1998, there were no other of loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At March 31, 1998 the recorded investment in impaired loans was $4.8 million, all of which were on non-accrual status. The Company has not established a specific impairment allowance for these loans. The amount of
interest   income   recognized   on  impaired   loans  during  this  period  was
insignificant.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                               For the Three Month      For the Nine Month
                                                                  Period Ended             Period Ended
                                                                     March 31,               March 31,
                                                                 ----------------         ---------------
                                                                  1998      1997           1998      1997
                                                                  ----      ----           ----      ----
                                                                            (Dollars in Thousands)
Balance at beginning of period............................       $4,942    $2,001        $4,651    $2,005
                                                                 ------    ------        ------    ------
Charge-Offs:
Real Estate:
     One- to four-family..................................           --        --            --        --
     Commercial ..........................................           --       (16)           --       (16)
Other:
     Commercial...........................................           --        --            --        --
     Consumer.............................................         (110)      (37)         (264)      (85)
                                                                 ------    ------        ------    ------
Total charge-offs.........................................         (110)      (53)         (264)     (101)
                                                                 ------    ------        ------    ------
Recoveries:
Other:
     Commercial...........................................           --        --             3        --
     Consumer.............................................            2         6            24         8
                                                                 ------    ------        ------    ------
Total recoveries..........................................            2         6            27         8
                                                                 ------    ------        ------    ------
Net charge-offs...........................................         (108)      (47)         (237)      (93)
Provisions charged to operations..........................          210        61           630       103
Reserves acquired.........................................           --     2,481            --     2,481
                                                                 ------    ------        ------    ------
Balance at end of period..................................       $5,044    $4,496        $5,044    $4,496
                                                                 ======    ======        ======    ======
Ratio of net charge-offs during the period to average loans
     outstanding during the period........................        0.02%      0.01%         0.04%     0.02%
                                                                  ====       ====          ====      ====
Ratio of net charge-offs during the period to average non-
     performing assets during the period .................        2.06%      2.73%         4.89%     6.81%
                                                                  ====       ====          ====      ====
Ratio of allowance for loan losses to loans receivable, net       0.76%      0.71%         0.76%     0.71%
                                                                  ====       ====          ====      ====

         Regulatory  Capital  -- At March 31,  1998 the Bank met all  applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of March 31, 1998.

                                                           Approximate
(Dollars in Thousands)                          Actual     Requirement   Excess
                                               -------    ------------  -------
Tangible Capital:
  Dollar Amount .............................  $78,665      $14,881     $63,784
  Percent of tangible assets ................     7.93%        1.50%       6.43%

Core Capital:
  Dollar Amount .............................  $78,665      $39,682     $38,983
  Percent of adjusted tangible assets .......     7.93%        3.00%       4.93%

Risk-based Capital:
  Dollar Amount .............................  $83,558      $50,828     $32,730
  Percent of risk-weighted assets ...........    13.15%        8.00%       5.15%


         The OTS has adopted, but temporarily postponed implementation until further notice, a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets when calculating and determining compliance with risk-based capital requirements. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The amount to be deducted from capital is the lowest interest rate risk component reported in an institution's exposure reports to the OTS for the six most recent quarters. Based upon interest-rate risk exposure calculations as provided by the OTS for the period ended December 31, 1997, the most recent date such information is available from the OTS, the deduction from the Bank's total capital would be $613,000 under this rule. Based on the Bank's excess risk-based capital of $32.7 million at March 31, 1998, not withstanding this $613,000 deduction from capital, the Bank would continue to exceed its risk-based capital requirement.

         The OTS has amended its regulatory capital regulations to exclude from regulatory capital the unrealized gains and losses, net of income taxes, as required by FASB accounting standard SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1998 the Bank had
$247,000 of unrealized gains, net of income taxes, that were deducted from capital for purposes of determining regulatory capital.


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


ITEM 2 CHANGE IN SECURITIES -- None


ITEM 3 DEFAULTS UPON SENIOR SECURITIES -- None


ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS -- None

ITEM 5 OTHER INFORMATION -- None


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

            A. Form 8-K

               The registrant filed reports on Form 8-K on May 5, 1998 to report the quarterly earnings release and a dividend declaration of $0.125 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                 WESTERFED FINANCIAL CORPORATION





Date                                       /s/ Lyle R. Grimes
     -------------------------------       --------------------------------
                                           Lyle R. Grimes
                                           Chairman of the Board/President and
                                             Chief Executive Officer
                                           (Duly Authorized Officer)






Date                                       /s/ James A. Salisbury
     --------------------------------      ---------------------------------
                                           James A. Salisbury
                                           Treasurer and Chief Financial Officer
                                           (Principal Finance and Accounting
                                           Officer)