Form 10-K
period 1998-06-30
WESTERFED FINANCIAL CORP
filed 1998-09-25
CIK 912428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-22772

                         WESTERFED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        81-0487794
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

  110 East Broadway, Missoula, Montana                          59802-4511
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (406) 721-5254

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.  YES [X]    NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ National Market System as of September 15, 1998, was $89.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 15, 1998, there were issued and outstanding 5,588,862 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Parts II and IV of Form 10-K -- Portions of the Annual Report to Stockholders
                    for the fiscal year ended June 30, 1998.

          Part III of Form 10-K -- Portions of the Proxy Statement for
                      1998 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

     WesterFed Financial Corporation (the "Company"), a Delaware corporation, is a unitary savings and loan holding company which was organized in 1994 at the direction of Western Security Bank ("Western Security" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank to be issued in connection with the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on January 6, 1994 at which time the Company issued a total of 4,436,657 shares of its common stock. At June 30, 1998, the Company had total assets of $1.0 billion, deposits of $636.4 million and stockholders' equity of $109.7 million (10.73% of total assets).

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

     The Company serves the financial needs of communities throughout Montana through its main office located in Missoula, 34 branch offices and two loan servicing offices. The Company attracts deposits from the general public and uses the deposits, together with borrowings and other funds, to originate loans secured by mortgages on owner-occupied one- to four-family residences, multi-family, commercial, agriculture and construction real estate loans and non real estate commercial, agriculture and consumer loans. These loans are generally originated for its primary market area. The Company also invests in mortgage-backed securities, investment securities and other short-term liquid assets.

     On February 28, 1997, the Company completed its acquisition of Security Bancorp (the "Acquisition"). The Acquisition was accounted for as a purchase transaction and accordingly, the consolidated statement of income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book value of the assets and liabilities of the Company. The Company issued 1,150,175 shares of WesterFed Common Stock, options to acquire 94,696 common shares and committed to pay $25,995,480 in cash for all of the outstanding shares of Security Bancorp Common Stock, for total consideration (based on the $18.49 per share average closing price of WesterFed Common Stock as reported on the NASDAQ National Market System for the twenty business days from January 16, 1997 through February 12, 1997) of $48.7 million. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly-owned subsidiary of Security Bancorp, merged with and into the Bank. At the time of the merger, Security Bancorp had assets on a consolidated basis of $372.6 million, deposits of $286.5 million and stockholders' equity of $30.8 million. After having received regulatory approval, the name of Western Federal Savings Bank was changed to "Western Security Bank" in February, 1998. Unless the context otherwise requires, reference herein to the Company includes WesterFed, Western Security and its subsidiaries on a consolidated basis.

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

Market Areas

     The Bank conducts operations through its main office in Missoula, Montana and its 33 branch offices and 2 administrative offices in 18 diverse counties located throughout the State.

     Missoula. In Missoula the Bank operates its main office and six branch offices which accounted for a total of $144.9 million of Missoula county's June 30, 1997 deposits, or a 15.0% market share, the latest date such information is available. Missoula county's non-farm basic industries are trade center activity, wood and paper products, motor carriers, Federal government, and the University of Montana. Major employers include Missoula Community Hospital, St. Patrick's Hospital, Stone Container (a paper mill), Louisiana Pacific (particle board manufacturing), the University of Montana and the U.S. Forest Service.

     Billings. The Bank operates six branches in the cities of Billings and Laurel, located in Yellowstone county. Total deposits held by those branches represented $173.6 million of the county's total June 30, 1997 deposits, or a 11.7% market share. Leading non-farm basic industries in Yellowstone county are trade center activity, transportation, oil and gas, and Federal government. In Billings, expansion of trade center activities continues.

     Helena. Four Western Security offices are located in Helena and East Helena, which is located in Lewis and Clark county. The four branches there have total deposits of $47.0 million, which accounts for 6.7% of the county's total June 30, 1997 deposits. Lewis and Clark county's basic leading non-farm industries are State government, Federal government, and trade center activity. Helena continues to be a regional health and financial services center.

     Great Falls. The Bank operates three branches in the city of Great Falls, located in Cascade county. These branches hold $39.2 million in deposits which is 4.6% of the county's total June 30, 1997 deposits. In Great Falls, the leading non-farm basic industries are Malmstrom Air Force Base, and trade center activity. Agriculture has a major influence on the economy of Great Falls with the surrounding counties being the state's leading wheat producers.

     Bozeman. The Bank has one office located in the city of Bozeman in Gallatin county. Deposits in the branch are $23.2 million for a 4.1% market share of the county's June 30, 1997 total deposits. Leading non-farm basic industries in Gallatin county are Montana State University, selected manufacturing, and non-resident travel. The county's economy continues to benefit from growth in non-resident travel.

     Hamilton. The Bank has one branch office in Hamilton, located in Ravalli county, where it holds deposits of $18.7 million of the county's June 30, 1997 deposits for a 6.0% market share. Ravalli county has benefitted recently from an influx of retirees.

     Conrad. One Bank office is located in the city of Conrad in Pondera county. This branch has $7.5 million in deposits and a 8.5% market share of the county's total June 30, 1997 deposits. The local economy is primarily agricultural in nature.

     Lewistown. The Bank has one office in the city of Lewistown, located in Fergus county. The branch has $30.0 million in deposits for a 17.4% market share of the county's total June 30, 1997 deposits. The local economy is primarily agricultural in nature.

     Miles City. In Custer county, the Bank has one branch located in Miles City, which has $13.5 million in deposits for a 6.0% market share of the county's June 30, 1997 total deposits. Ranching is an important segment of the local economy.

     Hardin. The Bank has one branch located in the city of Hardin, in Big Horn county. The branch has $8.4 million in deposits for a 11.5% market share of the county's June 30, 1997 total deposits. The local economy is primarily agricultural in nature.

     Anaconda. The Bank has one branch located in the city of Anaconda, in Deer Lodge county. The branch has $25.5 million in deposits for a 22.4% market share of the county's June 30, 1997 total deposits. Anaconda continues to benefit from restoration activities related to environmental superfund sites.

     Kalispell. The Bank has one branch located in the city of Kalispell, in Flathead county. The branch has $5.8 million in deposits for a 0.7% market share of the county's June 30, 1997 total deposits. Kalispell's economy is supported by natural resource industries and non-resident travel.

     Havre. The Bank has one branch located in the city of Havre, in Hill county. The branch has $22.8 million in deposits for a 9.9% market share of the county's June 30, 1997 total deposits. The local economy is primarily agricultural in nature.

     Malta. The Bank has one branch located in the city of Malta, in Phillips county. The branch has $3.9 million in deposits for a 4.7% market share of the county's June 30, 1997 total deposits. The local economy is primarily agricultural in nature.

     Sidney. The Bank has one branch located in the city of Sidney, in Richland county. The branch has $9.1 million in deposits for a 6.1% market share of the county's June 30, 1997 total deposits. The local economy is primarily agricultural in nature.

     Plentywood. The Bank has one branch located in the city of Plentywood, in Sheridan county. The branch has $17.0 million in deposits for a 16.2% market share of the county's June 30, 1997 total deposits. The local economy is primarily agricultural in nature.

     Butte. The Bank has one branch located in the city of Butte, in Silverbow county. The branch has $39.3 million in deposits for a 8.6% market share of the county's June 30, 1997 total deposits. Butte is a trade center and continues to be supported by various mining activities.

     Glasgow. The Bank has one branch located in the city of Glasgow, in Valley county. The branch has $8.0 million in deposits for a 6.2% market share of the county's June 30, 1997 total deposits. The local economy is primarily agricultural in nature.

Lending Activities

     General. Historically the principal lending activity of the Bank has been the origination, for portfolio and for sale, of first mortgage loans secured by owner-occupied one-to-four family residential properties located in its primary market areas. More recently, in order to increase the yield and better manage the interest rate sensitivity of its portfolio, and in order to provide more comprehensive financial services to communities in its market areas, the Bank now also originates commercial, commercial real estate, consumer, multi-family, agricultural, agricultural real estate and construction loans. With the 1997 merger with Security Bank, the Bank acquired a more expansive lending portfolio, including loans and expertise in commercial non-real estate and agricultural services. The Bank is also a major originator and servicer of Federal Housing Administration/Veterans Administration ("FHA/VA") loans, which are subsequently purchased by the Montana Board of Housing ("MBOH").

     When fixed-rate conventional mortgage loans with terms over 15 years are routinely sold into the secondary market, Western Security generally retains the servicing rights on these loans, except for those loans sold pursuant to loan correspondent agreements. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At June 30, 1998, Western Security serviced loans with principal balances of approximately $260.3 million for others. The loan servicing fees earned provided a supplement to the Bank's earnings.

     Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                At June 30,
                                       ---------------------------------------------------------------------------------------------
                                              1998               1997               1996               1995               1994
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                        Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                       --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                          (Dollars in Thousands)
Real Estate Loans:
  One- to four-family(1) ............  $318,663   47.56%  $348,577   53.82%  $280,853   74.69%  $247,331   76.94%  $230,700   81.85%
  Multi-family ......................    42,716    6.38     40,237    6.21     19,939    5.30     18,985    5.91     14,430    5.12
  Commercial ........................    64,150    9.57     50,049    7.73     18,318    4.87     12,399    3.86     11,300    4.01
  Agricultural ......................    11,066    1.65      7,970    1.23         --      --         --      --         --      --
  Construction ......................    17,523    2.62     19,858    3.07     12,977    3.45     10,742    3.34      7,866    2.79
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total real estate loans .......   454,118   67.78    466,691   72.06    332,087   88.31    289,457   90.05    264,296   93.77

Other Loans:
  Commercial (non-real estate) ......    34,384    5.13     28,924    4.47         --      --         --      --         --      --
  Agricultural (non-real estate) ....    24,036    3.59     18,866    2.91         --      --         --      --         --      --
  Loans to depositors, secured by
    deposits ........................     3,194    0.48      4,101    0.63      2,337    0.62      2,138    0.67      2,034    0.72
  Indirect consumer loans ...........    64,287    9.59     40,708    6.29      2,827    0.75         --      --         --      --
  Other consumer loans--real estate
    secured .........................    54,619    8.15     58,551    9.04     30,814    8.19     24,757    7.69     10,150    3.60
  Other consumer loans ..............    35,352    5.28     29,772    4.60      8,003    2.13      5,112    1.59      5,387    1.91
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total other loans .............   215,872   32.22    180,922   27.94     43,981   11.69     32,007    9.95     17,571    6.23
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total gross loans .............   669,990  100.00%   647,613  100.00%   376,068  100.00%   321,464  100.00%   281,867  100.00%
                                                 ======             ======             ======             ======             ======
Less:
  Unearned fees .....................    (1,453)            (1,813)            (1,625)            (1,344)            (1,301)
  Undisbursed loan funds ............    (5,178)            (9,489)            (4,245)            (4,988)            (3,696)
  Purchased discounts ...............    (1,159)            (1,383)                --                 --                 --
  Allowance for losses ..............    (4,907)            (4,651)            (2,005)            (2,011)            (2,030)
                                       --------           --------           --------           --------           --------
      Total loans receivable, net ...  $657,293           $630,277           $368,193           $313,121           $274,840
                                       ========           ========           ========           ========           ========

----------
(1) Includes $8.6 million, $13.7 million, $7.5 million, $7.1 million and $8.9 million, of FHA and VA loans at June 30, 1998, 1997, 1996, 1995, and 1994 respectively.

     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                      Real Estate
                                                                 (dollars in thousands)
                   -----------------------------------------------------------------------------------------------------------------
                   One-to-Four Family    Multi-Family        Commercial        Agricultural       Construction     Total Real Estate
                   ------------------ ------------------ ------------------ ------------------ ------------------ ------------------
                             Weighted           Weighted           Weighted           Weighted           Weighted           Weighted
Due During Years              Average            Average            Average            Average            Average            Average
Ending June 30,     Amount     Rate    Amount     Rate    Amount     Rate    Amount     Rate    Amount     Rate    Amount     Rate
-----------------  --------  -------- --------  -------- --------  -------- --------  -------- --------  -------- --------  --------
1999 ............  $ 76,186    7.89%  $  9,222    8.38%  $ 17,664    9.31%  $  1,371    8.59%  $ 12,733    9.43%  $117,176    8.32%
2000 ............    31,080    7.64      2,699    9.18      3,198    8.70      1,599    9.03      3,434    9.71     42,010    8.04
2001 ............    21,948    7.60      4,170    8.99      8,057    8.82      1,678    8.66        274    8.77     36,127    8.09
2002 and 2003 ...    30,360    7.63      5,267    9.05     16,781    8.96      2,570    8.61        493    8.99     55,471    8.22
2004 and 2008 ...    77,056    7.53      8,476    8.84     13,542    9.02      2,569    8.76        429    8.97    102,072    7.87
2009 and 2013 ...    34,807    7.62     11,441    9.27      2,631    9.30        723    8.48        160    8.54     49,762    8.10
2014 and
  Following .....    47,226    7.52      1,441    8.60      2,277    9.43        556    9.19         --      --     51,500    7.65
                   --------    ----   --------    ----   --------    ----   --------    ----   --------    ----   --------    ----
Total ...........  $318,663    7.64%  $ 42,716    8.93%  $ 64,150    9.07%  $ 11,066    8.71%  $ 17,523    9.45%  $454,118    8.06%
                   ========    ====   ========    ====   ========    ====   ========    ====   ========    ====   ========    ====

                                                   Non-Real Estate
                   ------------------------------------------------------------------------------   Total Real Estate and
                       Commercial         Agriculture         Consumer      Total Non-Real Estate      Non-Real Estate
                   ------------------ ------------------ ------------------ ---------------------   ---------------------
                             Weighted           Weighted           Weighted             Weighted                Weighted
Due During Years              Average            Average            Average              Average                 Average
Ending June 30,     Amount     Rate    Amount     Rate    Amount     Rate     Amount      Rate        Amount      Rate
-----------------  --------  -------- --------  -------- --------  --------  --------   --------     --------   --------
1999 (1) ........  $ 18,916    9.07%  $ 17,205    9.40%  $ 40,268    9.37%   $ 76,389     9.30%      $193,565     8.71%
2000 ............     4,411    8.42      1,105    9.07     28,972    9.38      34,488     9.25         76,498     8.59
2001 ............     4,525    8.44      1,456    9.04     26,276    9.38      32,257     9.23         68,384     8.63
2002 and 2003 ...     5,359    8.71      1,577    9.24     37,466    9.42      44,402     9.33         99,873     8.72
2004 and 2008 ...       790    9.35      2,136    8.60     19,391    9.86      22,317     9.72        124,389     8.21
2009 and 2013 ...       383   10.28        248    8.59      5,036   10.34       5,667    10.26         55,429     8.32
2014 and
  Following .....        --      --        309    8.54         43    8.79         352     8.57         51,852     7.66
                   --------   -----   --------    ----   --------   -----    --------    -----       --------     ----
Total ...........  $ 34,384    8.90%  $ 24,036    9.26%  $157,452    9.47%   $215,872     9.36%      $669,990     8.48%
                   ========   =====   ========    ====   ========   =====    ========    =====       ========     ====

----------
(1)  Includes demand loans and loans having no stated maturity.

     The following table sets forth the dollar amount of all loans at June 30, 1998 that have fixed interest rates, those that are contractually due after June 30, 1999 and have floating or adjustable interest rates that change after June 30, 1999.

                                                        Floating or
                                             Fixed       Adjustable
                                             Rates         Rates          Total
                                           --------     -----------     --------
                                                       (In Thousands)
Real Estate:
  One- to four-family ...................  $298,841       $19,822       $318,663
  Multi-family ..........................    35,552         7,164         42,716
  Commercial ............................    38,080        26,070         64,150
  Agricultural ..........................     3,175         7,891         11,066
  Construction ..........................    17,203           320         17,523
Other loans
  Agricultural ..........................    31,874         2,510         34,384
  Commercial ............................    22,359         1,677         24,036
  Consumer ..............................   156,605           847        157,452
                                           --------       -------       --------
      Total .............................  $603,689       $66,301       $669,990
                                           ========       =======       ========

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1998, based on the above, the Bank's regulatory loans-to-one-borrower limit was approximately $13.0 million. On the same date, the Bank's largest amount of loans to one borrower or group of related borrowers were to two different entities, 58 loans totaling approximately $6.1 million each, secured by multi-family residential property and leased equipment, and these loans were performing in accordance with their contractual terms at June 30, 1998.

     Residential real estate loans are originated by employees who are compensated on a salary or commission basis. In the case of commissioned loan officers, processing and loan underwriting are handled by other personnel. In the loan approval process, Western Security assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. Initially, Western Security's loan underwriters analyze the loan application and the property involved. As part of the loan application process, qualified outside appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by staff underwriters. Western Security also obtains information concerning the income, financial condition, employment and credit history of the applicant. Western Security's policy is to require title, fire and extended hazard coverage on its real estate loans.

     If the loan terms and borrower meet Western Security's established underwriting criteria and the loan amount does not exceed FHLMC conforming limits, the loan may be approved by action of one to three members of the loan committee depending on individual authority. Business division loan officers have individual approval limits based upon their experience and expertise. All loans (other than conforming jumbo residential loans) in excess of $500,000 must be approved by the Board of Directors. The loan committee presently consists of certain branch managers, certain employee loan originators, and the members of the loan policy committee. The loan policy committee presently consists of seven senior officers of the Bank. In addition, the Bank employs one- to four-family residential underwriters who have no origination duties and can approve residential loans up to Freddie Mac limits. Loan policy members have individual authority up to $250,000 within this specialty area.

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

One- to Four-Family Residential Real Estate Lending

     The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1998, $318.7 million, or 47.6%, of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Western Security are secured by properties located in the Bank's primary market area.

     Historically, Western Security originated for retention in its own portfolio, 30-year fixed-rate loans secured by one- to-four family residential real estate. However, in order to reduce its exposure to changes in interest rates, Western Security currently emphasizes the origination of adjustable rate mortgage loans ("ARMs"), subject to market conditions and consumer preference. As a result of continued consumer demand for long term fixed-rate loans, particularly during periods of relatively low interest rates, Western Security has continued to originate loans for sale in the secondary market in amounts and at rates which are monitored for compliance with the Bank's asset/liability management policy.

     The Bank's loans are underwritten and documented to permit their sale, consistent with the Bank's asset/liability management objectives. Since, under the Bank's current policy, it may sell or securitize all of the newly originated fixed-rate loans with terms of more than 15 years, the Bank's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., FHLMC standards). Such loans may be held for sale until they are sold or securitized. Most of the Bank's newly originated fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. The Bank's decision to hold or sell these loans is based on its asset/liability management policy and goals and the market conditions for mortgages at any period in time. The Bank typically retains the servicing of the conventional loans it originates and sells to FHLMC. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report incorporated by reference herein as Exhibit 13.

     The Bank has offered ARMs at rates, terms and points determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential loans. The Bank's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by Western Security are subject to adjustment at stated intervals based on a margin over a specified index and are subject to lifetime adjustment limits.

     Western Security presently offers several ARM products. The primary offering utilizes the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin depending on property type. This loan adjusts annually subject to a limitation on the annual increase to 2% and overall life of loan limitation of 6%. Western Security also offers various other ARM products for portfolio or on a correspondent basis which are available for sale into the secondary market. ARM products held in portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At June 30, 1998, the Bank had $75.6 million of one-to four-family ARM loans.

     It is Western Security's present policy generally not to lend more than 97% of the property's appraised value in the case of first mortgage loans secured by real property. Western Security presently requires private mortgage insurance in specified amounts on all conventional residential loans with loan-to-value ratios at origination exceeding 80%. The terms of the private mortgage insurance have generally provided that Western Security would receive a payment equal to 17% to 30%, depending on the initial loan-to-value ratio, of the outstanding principal amount of the loan if there has been a default, plus costs of foreclosure.

     Substantially all of Western Security's present real estate loans (excluding mortgage-backed securities) are secured by properties located in Montana. In view of the prevailing level of real estate values in the Bank's market areas, the Bank rarely originates loans in excess of $227,150 (the Federal Home Loan Mortgage Corporation ("FHLMC") one-family maximum).

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

Multi-Family and Commercial Real Estate Lending

     Western Security, due to its acquisition of Security Bank, has a mature portfolio of multi-family and commercial real estate loans. New originations are handled through the Bank's business division to allow a full line of commercial products and services as a part of the customer relationship.

     Western Security's lending guidelines generally require, in the case of loans secured by multi-family or commercial income-producing property, that the property securing such loans generate gross cash flow of 125% or more of all operating expenses, including debt service but excluding depreciation, and have a loan-to-value ratio of no more than 75%. Higher debt coverage ratios or lower loan-to-value ratios may apply depending on property type and market.

     The multi-family loans are generally secured by income producing properties and may be made for the purchase or refinance of multi-family residential properties. The commercial real estate loans originated by Western Security are primarily secured by office buildings, small shopping centers, motels, warehouses, and other income-producing properties. Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to adverse conditions in the economy generally to a greater extent than residential loans. In dealing with these risk factors, Western Security generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience. The Bank also makes loans issued under the SBA's 504(B) program. Under this program, the borrower's down payment may be as little as 10% and the Bank funds 50% of the acquisition price with the SBA guaranteed loan financing, 40% of the acquisition price in a subordinated position. While the borrower's equity contribution is limited to 10%, the Bank's loan to value ratio does not exceed 50%. At June 30, 1998, $42.7 million, or 6.4% of the Bank's loan portfolio, consisted of multi-family loans and $64.2 million, or 9.6% of the Bank's loan portfolio, consisted of commercial real estate loans. In general, under Office of Thrift Supervision ("OTS") regulations, total investments in commercial real estate loans may not exceed 400% of the Bank's capital.

Agricultural Real Estate Lending

     The majority of the Bank's agricultural real estate loans are secured by first liens on farm and ranch land located within the State of Montana. The Bank's current policy is that loans on agricultural land may be made up to 65% of the appraised value or purchase price, whichever is less. Underwriting guidelines require that the cash flow generated by the borrower must be 110% to 125% of the annual debt service, depending on the leverage position of the borrower. Loans secured by agricultural land are adjustable rate loans tied to the two, three, or five year treasury constant maturity index plus a margin established by management. The loans are amortized up to twenty years. At June 30, 1998, $11.1 million, or 1.6% of the Bank's loan portfolio, consisted of agricultural real estate loans. In general, OTS regulations total investments in agricultural real estate loans may not exceed 400% of the Bank's capital.

Commercial and Agricultural Non-Real Estate Lending

     The Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. In general, the Bank's total investment in such loans is limited such that at any one time it generally may not exceed 20% of assets, as defined in OTS regulations. At June 30, 1998, $34.4 million, or 5.1% of the Bank's loan portfolio, consisted of commercial non-real estate loans and $24.0 million, or 3.6% of the Bank's loan portfolio, consisted of agricultural non-real estate loans.

Construction Lending

     Historically, construction lending for one- to four-family residences has always been an important part of Western Security's commitment to the communities it serves. Loans to individuals are either 12-month fixed-rate loans or long-term variable rate construction/permanent loans which provide for a six-month construction period before converting to a fully amortizing 29 1/2-year or less adjustable-rate loan. Occasionally, Western Security originates construction loans to builders for the speculative construction of one- to four-family homes. Such loans are generally 12-month, fixed-rate loans and are generally limited to one to five properties per builder. The Bank occasionally makes acquisition and development loans to credit worthy borrowers for residential projects within the Bank's market area. At June 30, 1998, approximately $17.5 million, or 2.6% of the Bank's loan portfolio, consisted of construction loans.

     Most of the Bank's construction loans have been originated with fixed-rates of interest. One- to four-family construction loans are generally made in amounts of up to a maximum loan-to-value ratio of 90%. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property. Western Security obtains personal guarantees for substantially all of its construction loans. The Bank generally requires that both borrowers and guarantors provide personal financial statements. Virtually all of Western Security's construction loans have been located in its primary market areas.

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

     The Bank currently originates substantially all of its consumer loans in its primary market areas. At June 30, 1998, the Bank's consumer loans totaled $157.5 million, or 23.5%, of the Bank's loan portfolio.

     Western Security offers a variety of real estate secured consumer loans for various purposes with terms up to fifteen years. The majority of lending is for home improvement, personal vehicles, equity loans and other personal purposes.

     In addition, Western Security offers an in-house credit card program with the credit card receivables owned by Western Security. The credit cards are provided as an additional service to Western Security customers. At June 30, 1998, Western Security had $2.5 million of credit card receivables outstanding. In addition, on such date, Western Security had $9.0 million in unused lines of credit available to cardholders under this program.

     The Bank also offers an open-end equity line of credit secured by real estate with an interest rate indexed to the prime rate of interest. At June 30, 1998 the Bank had $7.9 million outstanding under this program with an additional $4.6 million in unused lines of credit available to borrowers under this program.

     Western Security engaged the services of a manager/consultant to initiate a Dealer Finance Program, which began May 1, 1996, to conduct indirect lending activities for automobiles, trucks, and recreational vehicles and boats. As of June 30, 1998, receivables for Dealer Finance totaled $64.3 million. Western Security, consistent with its consumer loan policies, considers Dealer Finance an additional opportunity to expand the installment portfolio offering better yields. New accounts are identified for cross-selling to extend relationships and expand customer base.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at June 30, 1998, $1.7 million, or approximately 1.1% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

     In addition to originating and purchasing loans for its own loan portfolio, Western Security from time to time participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC and various institutional purchasers. Western Security generally receives in return FHLMC participation certificates or cash for non-recourse sales to the FHLMC. During fiscal 1998, Western Security sold or securitized $29.0 million of loans, with servicing retained, to the FHLMC and other institutional investors (exclusive of sales pursuant to loan correspondent agreements discussed below).

     Western Security currently has loan correspondent agreements with mortgage banking firms under which Western Security agrees to originate and sell primarily conventional, FHA and VA loans to such firms. Under these programs, Western Security processes loan applications and originates loans in accordance with the buyers' underwriting policies. The loans, together with all servicing rights, are then sold to such firms and Western Security retains any loan origination fees and negotiates the retention of discount points. Under these programs, the borrower locks in an interest rate, and Western Security concurrently obtains a purchase commitment from the correspondent that does not require delivery unless the loan is closed. Western Security's risk is generally limited to its failure to comply with the agreement with the correspondent institution or loan underwriting and documentation requirements of such institution, which could result in rejection of the loan by the purchaser after closing. However, under some of the correspondent agreements, Western Security can be required to repurchase any loan which becomes 60 days or more delinquent within four months of the sale. During fiscal 1998, Western Security sold $67.5 million of loans pursuant to correspondent agreements. While no prediction can be made as to loan repurchases which may be required pursuant to correspondent agreements in the future, as of June 30, 1998, Western Security has never had to repurchase a delinquent loan from a loan correspondent.

     Western Security also participates in loan programs financed by the Montana Board of Housing ("MBOH"). Under these programs, Western Security originates loans according to standards, underwriting, and qualifications prescribed by the MBOH which are then purchased by the MBOH with funds generated by tax-exempt revenue bonds. Loans are generally priced at a discount to market interest rates for the benefit of low- to moderate-income borrowers. Western Security retains servicing rights on all loans sold to the MBOH.

     Typically, when loans or participations are sold (other than in respect of the agreements with correspondent institutions described above), Western Security retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans, participation interests and mortgage-backed securities generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. Western Security was servicing mortgage loans for others in the amount of $260.3 million at June 30, 1998.

     Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 125, see Note 1 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13, the contractual right to service mortgage loans that had been originated and sold had an economic value that was not recognized in the Bank's financial statements. SFAS No. 125 provides that the Bank recognize as a separate asset rights to service loans for others, regardless of how those servicing rights are acquired. Rights to service loans must also be assessed for impairment based on the fair value of the servicing assets. The value results from the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the Bank to market other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age, maturity, and prepayment rate of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

     The marketability of loans, loan participations and mortgage-backed securities depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand, and other factors. Western Security's sales of loans or participation are generally "without recourse" (i.e., without remedy against the seller by the purchaser if the borrower defaulted on payment under the loan) against Western Security in the event of default, except in the case of the loan agreements with correspondent institutions discussed above. Western Security does have contingent liability on sold loans under warranty of conforming origination to FHLMC.

     Gains or losses on the sale of mortgage loans and loan participations are recognized and a premium or discount is recorded at the time of sale in an amount reflecting the difference between the contractual interest rate of the loans sold and the current market rate of interest.

     The following table sets forth the loan origination and mortgage-backed security origination, purchase, and sale activity for the periods indicated.

                                                        Year Ended June 30,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                          (In Thousands)
Beginning of Period:
--------------------
  Loans, net ....................................  $630,277  $368,193  $313,121
  Mortgage-backed securities, net ...............   149,169   104,947   143,825
                                                   --------  --------  --------
      Total loans and mortgage-backed securities
        receivable, net, at beginning of period .  $779,446  $473,140  $456,946
                                                   --------  --------  --------
Loan Originations:
------------------
  Real Estate:
    One- to four-family .........................  $149,959  $ 97,732  $111,355
    Multi-family ................................     5,107     4,101     1,215
    Commercial and agricultural .................    28,649     6,069     3,318
    Construction ................................    28,127    13,650    17,775
                                                   --------  --------  --------
      Total real estate loan originations .......   211,842   121,552   133,663
                                                   --------  --------  --------
  Other Loans:
    Commercial ..................................    44,245    11,684        --
    Agricultural ................................    19,420     9,024        --
    Consumer ....................................    91,202    84,569    31,884
                                                   --------  --------  --------
      Total other loan originations .............   154,867   105,277    31,884
                                                   --------  --------  --------
      Total loan originations ...................   366,709   226,829   165,547
                                                   --------  --------  --------
Purchases and Conversions:
--------------------------
  Real estate loans .............................     1,055     1,488     7,022
  Loans purchased in acquisition ................        --   218,281        --
  Mortgage-backed securities ....................     6,990     6,928    21,881
  Mortgage-backed securities purchased
    in acquisition ..............................        --    91,467        --
  Real estate loans converted to mortgage-backed
    securities ..................................        --        --        --
                                                   --------  --------  --------
      Total real estate loans and mortgage-backed
        securities purchased and converted ......     8,045   318,164    28,903
                                                   --------  --------  --------
      Total real estate loans and mortgage-backed
        securities originate, purchased and
        converted ...............................   374,754   544,993   194,450
                                                   --------  --------  --------
Principal Repayments and Sales:
-------------------------------
  Principal Repayments:
    Loans .......................................   244,519   127,723    87,041
    Mortgage-backed securities ..................    26,616    23,010    29,631
  Sales:
    Real estate loans ...........................    96,520    54,582    31,186
    Mortgage-backed securities ..................     3,193    31,932    30,723
  Real estate loans converted to mortgage-backed
    securities ..................................        --       --         --
                                                   --------  --------  --------
      Total principal repayments, sales and
        conversions .............................   370,848   237,247   178,581
                                                   --------  --------  --------
Net loan and mortgage-backed securities activity      3,906   307,746    15,869
                                                   --------  --------  --------
Changes in allowance for losses, undisbursed
  loan funds, and unearned fees and discounts:
    Real estate loans ...........................       291    (2,209)      730
    Mortgage-backed securities ..................        58       689       498
Change in unrealized loss on securities
  available for sale ............................        25        80      (903)
                                                   --------  --------  --------
End of Period:
--------------
  Loans, net ....................................   657,293   630,277   368,193
  Mortgage-backed securities ....................   126,433   149,169   104,947
                                                   --------  --------  --------
      Total loans and mortgage-backed securities
        receivable, net, at end of period .......  $783,726  $779,446  $473,140
                                                   ========  ========  ========

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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1998.

                                                        Loans Delinquent For:
                            ----------------------------------------------------------------------------
                                   30-59 Days                60-89 Days             90 Days and Over       Total  Delinquent Loans
                            ------------------------  ------------------------  ------------------------  -------------------------
                                             Percent                   Percent                   Percent                    Percent
                                             of Loan                   of Loan                   of Loan                    of Loan
                            Number  Amount  Category  Number  Amount  Category  Number  Amount  Category  Number   Amount  Category
                            ------  ------  --------  ------  ------  --------  ------  ------  --------  ------  -------  --------
                                                        (Dollars in Thousands)
One- to four-family ......    104   $5,789    1.82%      26   $1,174    0.37%      49   $2,409    0.76%     179   $ 9,372    2.94%
Multi-family .............      2      267    0.63       --       --      --        1       89    0.21        3       356    0.83
Commercial ...............      5      173    0.18        4      270    0.27        5       77    0.08       14       520    0.53
Agricultural .............      8      140    0.40        1      416    1.19       --       --      --        9       556    1.58
Construction .............     10      915    5.22        2       61    0.35        3      362    2.07       15     1,338    7.64
Consumer .................    239    2,658    1.69      102    1,033    0.66      139    1,678    1.07      480     5,369    3.41
                              ---   ------              ---   ------              ---   ------              ---   -------
    Total ................    368   $9,942              135   $2,954              197   $4,615              700   $17,511
                              ===   ======              ===   ======              ===   ======              ===   =======

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.

                                                        Loans Delinquent For:
                            ----------------------------------------------------------------------------
                                   30-59 Days                60-89 Days             90 Days and Over       Total  Delinquent Loans
                            ------------------------  ------------------------  ------------------------  -------------------------
                                             Percent                   Percent                   Percent                    Percent
                                             of Loan                   of Loan                   of Loan                    of Loan
                            Number  Amount  Category  Number  Amount  Category  Number  Amount  Category  Number   Amount  Category
                            ------  ------  --------  ------  ------  --------  ------  ------  --------  ------   ------  --------
                                                        (Dollars in Thousands)
One- to four-family ......    136   $2,748    0.79%      55   $1,087    0.31%      62   $1,073    0.31%     253    $4,908    1.41%
Multi-family .............     --       --      --        1       88    0.22       --       --      --        1        88    0.22
Commercial ...............     12      396    0.50        2      155    0.31        2      102    0.13       16       653    0.83
Agricultural .............      4      329    1.74       --       --      --       --       --      --        4       329    1.74
Construction .............      2      126    0.63        2      137    0.69       --       --      --        4       263    1.32
Consumer .................    123    1,064    0.80       82    1,018    0.76      127    1,178    0.88      332     3,260    2.45
                              ---   ------              ---   ------              ---   ------              ---    ------
    Total ................    277   $4,663              142   $2,485              191   $2,353              610    $9,501
                              ===   ======              ===   ======              ===   ======              ===    ======

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. Western Security internally classifies its assets on a regular basis. On the basis of management's review of its assets, at June 30, 1998 on a net basis, the Bank had classified $5.1 million as Substandard, $362,000 as Doubtful and $16,000 as Loss.

     The following table sets forth as of June 30, 1998 the Bank's classified assets by type. No multi-family real estate loans, commercial real estate or construction loans were classified at June 30, 1998.

                                                 (Dollars in Thousands)
                                       -----------------------------------------
                                       Substandard    Doubtful    Loss     Total
                                       -----------    --------    ----    ------
     One- to four-family ............     $2,833          --        --    $2,833
     Multi-family ...................        221          --        --       221
     Commercial Real Estate .........        327          --        --       327
     Construction ...................        247          --        --       247
     Commercial .....................        276          --        --       276
     Consumer .......................      1,198         362        16     1,576
                                          ------        ----      ----    ------
         Total ......................     $5,102        $362      $ 16    $5,480
                                          ======        ====      ====    ======

     Non-Performing Assets. Loans are reviewed periodically and any loan whose collectibility is doubtful is placed on non-accrual status. All loans other than one- to four-family are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. Residential, or one- to four-family, real estate loans are placed on non-accrual status when either principal or interest is 120 days or more past due.

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

     Real estate acquired by Western Security as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure. Any write-down resulting therefrom is charged to the allowance for loan losses. Upon disposition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value.

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

                                                     At June 30,
                                     -------------------------------------------
                                       1998     1997     1996     1995     1994
                                     -------  -------  -------  -------  -------
                                                (Dollars in Thousands)
Non-accruing loans:
Real Estate:
  One- to four-family .............  $1,967   $  842   $   21   $   --   $  119
  Multi-family ....................      89       --       --       --       --
  Commercial ......................      35       --       --      166      207
  Construction ....................     362       --       --       --       --
Commercial non-real estate ........      32      102       --       --       --
Consumer ..........................   1,504      573      383      153        9
                                     ------   ------   ------   ------   ------
    Total .........................   3,989    1,517      404      319      335
                                     ------   ------   ------   ------   ------
Accruing loans delinquent
  90 days or more:
Real Estate:
  One- to four-family .............     442      231      288      253      425
  Multi-family ....................      --       --       --       --       --
  Commercial ......................      --       --       --       --       --
  Construction ....................      --       --       --       --       --
Commercial non-real estate ........      10       --       --       --       --
Consumer ..........................     174      605       23        1        5
                                     ------   ------   ------   ------   ------
    Total .........................     626      836      311      254      430
                                     ------   ------   ------   ------   ------
Foreclosed assets:
Real Estate:
  One- to four-family .............     279       --       --       --       85
  Multi-family ....................      --       --       --       --       --
  Commercial ......................      --       --       --       --       --
  Land ............................      28       --       --       --       --
Consumer ..........................     114       82       --       --       --
                                     ------   ------   ------   ------   ------
    Total .........................     421       82       --       --       85
                                     ------   ------   ------   ------   ------
Total non-performing assets .......  $5,036   $2,435   $  715   $  573   $  850
                                     ======   ======   ======   ======   ======
Total as a percentage of
  total assets ....................    0.49%    0.25%    0.13%    0.10%    0.16%
                                     ======   ======   ======   ======   ======
Total allowance for loan losses to
  non-performing loans (exclusive
  of foreclosed) ..................  106.33%  197.66%  280.42%  350.35%  265.36%
                                     ======   ======   ======   ======   ======
Total allowance for loan losses to
  total non-performing assets .....   97.44%  191.01%  280.42%  350.35%  238.82%
                                     ======   ======   ======   ======   ======

     For the year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $271,000.

     At June 30, 1998, Western Security's non-accruing loans were comprised of 43 one- to four-family loans totaling $2.0 million, 1 multi-family loan totaling $89,000, 1 commercial real estate loan totaling $35,000, 3 construction loans totaling $362,000, 3 commercial non-real estate loans totaling $32,000 and 118 consumer loans totaling $1.5 million. Accruing loans delinquent 90 days or more at June 30, 1998, includes 6 one- to four-family loans totaling $442,000, 1 commercial non-real estate loan totaling $10,000 and 21 consumer loans totaling $174,000 of which all were loans 100% secured by savings accounts. These loans continue to accrue interest due to management's belief that the borrowers will repay these loans.

     There were $279,000 in foreclosed real estate loans at June 30, 1998 and $28,000 in one foreclosed commercial land loan.

     Other Loans of Concern. In addition to the classified assets and non-performing loans and foreclosed assets set forth in the preceding tables, as of June 30, 1998, there were no other loans identified by the Bank with respect to the majority of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                 Year Ended June 30,
                                     -------------------------------------------
                                       1998     1997     1996     1995     1994
                                     -------  -------  -------  -------  -------
                                                (Dollars in Thousands)
Balance at beginning of period ....  $4,651   $2,005   $2,011   $2,030   $2,058
                                     ------   ------   ------   ------   ------
Charge-Offs:
  Real Estate:
    One- to four-family ...........      --      (53)      --       (2)     (15)
    Commercial ....................      --      (43)      --       --       --
  Other:
    Commercial ....................     (26)     (47)      --       --       --
    Consumer ......................    (611)    (110)     (11)     (26)     (22)
                                     ------   ------   ------   ------   ------
Total charge-offs .................    (637)    (253)     (11)     (28)     (37)
                                     ------   ------   ------   ------   ------
Recoveries:
  Other:
    Commercial ....................       3       --       --       --       --
    Consumer ......................      50       18        5        9        9
                                     ------   ------   ------   ------   ------
Total recoveries ..................      53       18        5        9        9
                                     ------   ------   ------   ------   ------
Net charge-offs ...................    (584)    (235)      (6)     (19)     (28)
Provisions charged to operations ..     840      400       --       --       --
Reserves acquired .................      --    2,481       --       --       --
                                     ------   ------   ------   ------   ------
Balance at end of period ..........  $4,907   $4,651   $2,005   $2,011   $2,030
                                     ======   ======   ======   ======   ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period ...    0.09%    0.05%      --%    0.01%    0.01%
                                     ======   ======   ======   ======   ======
Ratio of net charge-offs during
  the period to average non-
  performing assets during the
  period ..........................   11.92%   13.12%    1.39%    2.91%    3.27%
                                     ======   ======   ======   ======   ======
Ratio of allowance for loan
  losses to loans receivable,
  net .............................    0.74%    0.73%    0.54%    0.64%    0.73%
                                     ======   ======   ======   ======   ======

     The following table sets forth the distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                                              At June 30,
                                   -------------------------------------------------------------------------------------------------
                                          1998                1997                1996                1995                1994
                                   -----------------   -----------------   -----------------   -----------------   -----------------
                                             Percent             Percent             Percent             Percent             Percent
                                            of Loans            of Loans            of Loans            of Loans            of Loans
                                             in Each             in Each             in Each             in Each             in Each
                                            Category            Category            Category            Category            Category
                                            to Total            to Total            to Total            to Total            to Total
                                   Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                                   ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family ...........  $  927     47.56%   $2,244     53.82%   $  539     74.69%   $  175     76.94%   $  175     81.85%
  Multi-family ..................     300      6.38       259      6.21       136      5.30        12      5.91        10      5.12
  Commercial ....................     550      9.57       479      7.73       152      4.87        75      3.86        65      4.01
  Agricultural ..................     150      1.65       471      1.23        --        --        --        --        --        --
  Construction ..................     250      2.62       128      3.07       164      3.45         5      3.34        --      2.79
Other loans:
  Commercial ....................     450      5.13        --      4.47        --        --        --        --        --        --
  Agricultural ..................     400      3.59        --      2.91        --        --        --        --        --        --
  Consumer ......................   1,480     23.50       918     20.56       126     11.69       132      9.95       150      6.23
Unallocated .....................     400        --       152        --       888        --     1,612        --     1,630        --
                                   ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
    Total .......................  $4,907    100.00%   $4,651    100.00%   $2,005    100.00%   $2,011    100.00%   $2,030    100.00%
                                   ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

Investment Activities

     Securities. As part of its asset/liability management strategy, the Company invests in U.S. and local government and agency securities, high quality short- and medium-term securities, primarily investment grade corporate obligations and mutual funds and interest-bearing deposits. At June 30, 1998, the Company did not own any securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government or federal agency obligations. At June 30, 1998, the Bank owned $2.4 million of bank qualified local government agency securities.

     The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" in the Annual Report incorporated by reference herein as Exhibit 13. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 18.8% as compared to the OTS requirement of 4.0%.

     The Bank will, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest trends. See Note 15 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13. At June 30, 1998 the Bank had no structured notes.

     The following tables set forth the composition of the securities portfolio at the dates indicated.

                                                                                      At June 30,
                                                              ---------------------------------------------------------
                                                                     1998                1997                1996
                                                              -----------------    ----------------    ----------------
                                                                Book      % of      Book      % of      Book      % of
                                                                Value     Total     Value     Total     Value     Total
                                                              --------   ------    -------   ------    -------   ------
                                                                                (Dollars in Thousands)
Investments held-to-maturity:
  Federal agency obligations ...............................  $  2,994     2.39%   $18,804    23.76%   $ 4,010     8.91%
  U.S. Government obligations ..............................       100     0.08        297     0.38         --       --
  Corporate obligations ....................................    11,473     9.15      5,980     7.55      5,333    11.86
  Other investments ........................................     2,280     1.82      2,385     3.01          4     0.01
                                                              --------   ------    -------   ------    -------   ------
    Total investment securities held-to-maturity ...........    16,847    13.44     27,466    34.70      9,347    20.78
                                                              --------   ------    -------   ------    -------   ------
Investments available-for-sale:
  Federal agency obligations ...............................    89,781    71.62     45,969    58.08     32,630    72.54
  Corporate obligations ....................................    18,720    14.93      5,675     7.17      2,980     6.62
  Other ....................................................        10     0.01         39     0.05         27     0.06
                                                              --------   ------    -------   ------    -------   ------
    Total investments available for sale ...................   108,511    86.56     51,683    65.30     35,637    79.22
                                                              --------   ------    -------   ------    -------   ------
    Total investment securities ............................  $125,358   100.00%   $79,149   100.00%   $44,984   100.00%
                                                              ========   ======    =======   ======    =======   ======
Average remaining life or term to repricing of securities ..   33 mos.             41 mos.             27 mos.

     For information regarding the estimated market value of the securities at June 30, 1998, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

     The following table sets forth the composition and maturities of the investment securities portfolio as of June 30, 1998.

                                                                                    At June 30, 1998
                                                     -----------------------------------------------------------------------------
                                                      Less Than     1 to 5       5 to 10      Over 10
                                                       1 Year        Years        Years        Years          Total Securities
                                                     ----------   ----------   ----------   ----------   -------------------------
                                                     Book Value   Book Value   Book Value   Book Value   Book Value   Market Value
                                                     ----------   ----------   ----------   ----------   ----------   ------------
                                                                                 (Dollars in Thousands)
Investments held-to-maturity:
  U.S. government securities ......................    $   100      $    --      $    --      $   --      $    100      $    100
  Federal agency obligations ......................         --           --        2,994          --         2,994         3,021
  Corporate obligations ...........................         --           --       11,473          --        11,473        11,560
  Other investments ...............................         72           --          236       1,972         2,280         2,293
                                                       -------      -------      -------      ------      --------      --------
    Total investment securities held-to-maturity ..        172           --       14,703       1,972        16,847        16,974
                                                       -------      -------      -------      ------      --------      --------
Investments available-for-sale:
  Federal agency obligations ......................     28,313       60,352           --       1,128        89,793        89,781
  Corporate obligations ...........................     10,974        7,683           --          --        18,657        18,720
  Other investments ...............................          3           --           --          --             3            10
                                                       -------      -------      -------      ------      --------      --------
    Total investments available for sale ..........     39,290       68,035           --       1,128       108,453       108,511
                                                       -------      -------      -------      ------      --------      --------
    Total securities ..............................    $39,462      $68,035      $14,703      $3,100      $125,300      $125,485
                                                       =======      =======      =======      ======      ========      ========
Average weighted yield ............................       5.51%        6.38%        6.75%       7.54%         6.14%
                                                          ====         ====         ====        ====          ====

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable interest rates or short or intermediate effective terms to maturity. In addition, the Bank has purchased investment grade, fixed-rate and variable-rate Collateralized Mortgage Obligations ("CMOs") having estimated average lives from one to twenty years. CMOs are securities derived by reallocating cash flows from mortgage-backed securities or from pools of mortgage loans held by a trust. The CMOs acquired by the Bank are not interest-only or principal-only or residual interests except for one interest-only CMO totaling $22,000. At June 30, 1998, the book value of the CMOs was $48.6 million. The book value of all the Bank's mortgage-backed securities at June 30, 1998 was $126.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Annual Report incorporated by reference herein as Exhibit 13. At June 30, 1998, the Bank did not own mortgage-backed securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government agency obligations.

     The Bank's mortgage-backed securities are classified as either held-to-maturity or available-for-sale. Those mortgage-backed securities classified as held-to-maturity are carried at amortized cost in the Bank's financial statements. While those mortgage-backed securities classified as available-for-sale are carried at fair value.

     Substantially all of the Bank's mortgage-backed securities are backed by federal agencies or have received the highest rating by a nationally recognized rating agency as of June 30, 1998. The Bank also holds $3.1 million of mortgage-backed securities issued by private institutions.

     On July 1, 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, mortgage-backed securities not categorized as either held to maturity or trading account securities are classified as securities available for sale. See Note 1 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

     The following table sets forth the book value of the mortgage-backed securities portfolio, net, in dollar amounts as of the dates indicated.

                                                            At June 30,
                                                  ------------------------------
                                                    1998       1997       1996
                                                  --------   --------   --------
                                                          (In Thousands)
Issuers:
  Federal Home Loan Mortgage Corporation .......  $ 51,776   $ 66,070   $ 77,105
  Federal National Mortgage Association ........     7,752     12,344     16,674
  Government National Mortgage Association .....    15,218     18,850      2,067
  Collateralized Mortgage Obligations--federal
    agency .....................................    48,578     45,815      9,101
  Other ........................................     3,109      6,090         --
                                                  --------   --------   --------
    Total ......................................  $126,433   $149,169   $104,947
                                                  ========   ========   ========

     The following table sets forth the contractual maturities, without giving effect to repricing, of the mortgage-backed securities portfolio, net, at June 30, 1998.

                                                                                               Market     June 30,
                                               1 - 3    3 - 5   5 - 10   10 - 15   Over 15      Value       1998
                                               Years    Years    Years    Years     Years    Adjustment    Total
                                               -----   ------  -------   -------   -------   ----------   --------
                                                                         (In Thousands)
Held-to-Maturity:
  Federal Home Loan Mortgage Corporation .....  $ --   $2,342  $34,980   $    --   $ 2,186      $ --      $ 39,508
  Federal National Mortgage Corporation ......    --       --       --        --        --        --            --
  Government National Mortgage Association ...    --       --       37    14,776        --        --        14,813
  Collateralized Mortgage Obligations--
    Federal Agency ...........................    --       --      398     7,906    36,601        --        44,905
  Other ......................................    --       --       --     3,072        --        --         3,072
                                                ----   ------  -------   -------   -------      ----      --------
    Subtotal .................................    --    2,342   35,415    25,754    38,787        --       102,298
                                                ----   ------  -------   -------   -------      ----      --------
Available for sale:
  Federal Home Loan Mortgage Corporation .....    --       --    1,992        --    10,273         3        12,268
  Federal National Mortgage Corporation ......    --       --       --        --     7,742       (21)        7,721
  Government National Mortgage Association ...    --        1       --        --       437         4           442
  Collateralized Mortgage Obligations--
    Federal Agency ...........................    --       --       --        --     3,711        (7)        3,704
  Other ......................................    --       --       --        --        --        --            --
                                                ----   ------  -------   -------   -------      ----      --------
    Subtotal .................................    --        1    1,992        --    22,163       (21)       24,135
                                                ----   ------  -------   -------   -------      ----      --------
      Total ..................................  $ --   $2,343  $37,407   $25,754   $60,950      $(21)     $126,433
                                                ====   ======  =======   =======   =======      ====      ========

     The following schedule sets forth the contractual maturity and repricing of the Bank's mortgage-backed securities portfolio, net, at June 30, 1998. Those which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing.

                                                   After 1  After 2  After 3   After 5  After 10             Market    June 30,
                                           1 Year  Through  Through  Through   Through   Through  Over 15     Value      1998
                                          or Less  2 Years  3 Years  5 Years  10 Years  15 Years   Years   Adjustment    Total
                                          -------  -------  -------  -------  --------  --------  -------  ----------  --------
                                                                              (In Thousands)
Mortgage-Backed Securities
  Held-to-Maturity .....................  $20,034    $ --    $2,342   $6,431   $28,618   $    --    $ --      $ --     $ 57,425
Mortgage-Backed Securities
  Available-for-Sale ...................   20,444      --         1       --        --        --      --       (14)      20,431
Collateralized Mortgage Obligations
  Held-to-Maturity .....................    9,792      --        --    1,415        59    33,607      --        --       44,873
Collateralized Mortgage Obligations
  Available-for-Sale ...................    3,711      --        --       --        --        --      --        (7)       3,704
                                          -------    ----    ------   ------   -------   -------    ----      ----     --------
      Total ............................  $53,981    $ --    $2,343   $7,846   $28,677   $33,607    $ --      $(21)    $126,433
                                          =======    ====    ======   ======   =======   =======    ====      ====     ========

     Cash Surrender Value of Life Insurance Policies. Western Security currently maintains Key Person Insurance coverage on certain of its executive officers. The purpose of this insurance purchase was twofold: (1) Key Person Insurance coverage for the Bank on those job positions and (2) funding of death and salary continuation plan benefits for certain of those employees. At June 30, 1998 the Bank had $6.7 million in cash surrender value of life insurance policies.

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

     Deposits. The Bank attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Bank offers regular savings accounts, NOW accounts, non-interest bearing demand accounts, money market accounts and certificates of deposits with varying maturities. Western Security has not actively sought deposits outside of its primary market area. Western Security does not have any brokered deposits at this time but may consider the use of such funds in the future to fund loan growth. The Bank also accepts deposits of $100,000 or more from municipalities and individuals within its market area.

     The flow of deposits is influenced by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond to changes in consumer demand. However, the Bank has become more susceptible to short term fluctuations in deposit flows, as customers have become more interest rate conscious. In setting rates, Western Security regularly evaluates (i) its internal cost of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities, (iv) its liquidity position and (v) its asset/liability position. In order to decrease the volatility of its deposits, Western Security imposes penalties on early withdrawal on its certificates of deposit.

     Based on its experience, the Bank believes that the majority of its regular savings, NOW, non-interest bearing demand accounts, and money market accounts are relatively stable sources of deposits. The Bank believes that a portion of regular savings and money market accounts represent certain depositors' preference for short-term investments in a rising interest rate environment while certificates of deposit are preferred by those depositors in a declining interest rate environment. The Bank's ability to attract and maintain certificates of deposit, and the rates paid thereon, has been and will continue to be significantly affected by market rates.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                       Year Ended June 30,
                                                  ------------------------------------------------------------
                                                         1998                 1997                 1996
                                                  ------------------   ------------------   ------------------
                                                             Percent              Percent              Percent
                                                   Amount   of Total    Amount   of Total    Amount   of Total
                                                  --------  --------   --------  --------   --------  --------
                                                                     (Dollars In Thousands)
Transactions and Savings Deposits:
----------------------------------
Passbook and savings accounts (2.70 - 2.75%) ...  $ 94,557    14.86%   $102,923    16.31%   $ 64,889    18.53%
Money market accounts (2.96 - 4.98%) ...........    55,464     8.71      49,062     7.78      24,018     6.86
NOW accounts (1.50%) ...........................    74,673    11.73      76,582    12.14      49,848    14.23
Non-Interest bearing demand ....................    30,524     4.80      26,050     4.13          --       --
                                                  --------   ------    --------   ------    --------   ------
Total non-certificates .........................   255,218    40.10     254,617    40.36     138,755    39.62
                                                  --------   ------    --------   ------    --------   ------
Certificates:
-------------
0.00 - 3.99% ...................................  $  1,894     0.30%   $  1,276     0.20%   $  1,731     0.49%
4.00 - 5.99% ...................................   269,590    42.36     288,440    45.72     159,275    45.48
6.00 - 7.99% ...................................   109,731    17.24      86,341    13.69      50,447    14.41
8.00 - and over ................................         8       --         195     0.03           4       --
                                                  --------   ------    --------   ------    --------   ------
Total certificates .............................   381,223    59.90     376,252    59.64     211,457    60.38
                                                  --------   ------    --------   ------    --------   ------
Total deposits .................................  $636,441   100.00%   $630,869   100.00%   $350,212   100.00%
                                                  ========   ======    ========   ======    ========   ======

     The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of June 30, 1998.

                                      0.00-     4.00-      6.00-    8.00% or               Percent
                                      3.99%     5.99%      7.99%     Greater     Total    of Total
                                     ------   --------   --------   --------   --------   --------
                                                        (Dollars In Thousands)
Certificate accounts maturing
in quarter ending:
  September 30, 1998 ..............  $1,268   $ 84,590   $  8,656     $  8     $ 94,522     24.80%
  December 31, 1998 ...............     413     65,626     14,524       --       80,563     21.13
  March 31, 1999 ..................      76     42,534     17,866       --       60,476     15.86
  June 30, 1999 ...................     115     36,467      9,996       --       46,578     12.22
  September 30, 1999 ..............      --      7,108      8,872       --       15,980      4.19
  December 31, 1999 ...............      22      7,639     11,217       --       18,878      4.95
  March 31, 2000 ..................      --      7,065     10,802       --       17,867      4.69
  June 30, 2000 ...................      --      7,375      2,665       --       10,040      2.63
  September 30, 2000 ..............      --        776      4,894       --        5,670      1.49
  December 31, 2000 ...............      --      1,211      5,601       --        6,812      1.79
  March 31, 2001 ..................      --      1,584      6,432       --        8,016      2.10
  June 30, 2001 ...................      --      3,807        316       --        4,123      1.08
  Thereafter ......................      --      3,808      7,890       --       11,698      3.07
                                     ------   --------   --------     ----     --------    ------
    Total .........................  $1,894   $269,590   $109,731     $  8     $381,223    100.00%
                                     ======   ========   ========     ====     ========    ======
    Percent of total ..............      --         --         --       --           --        --

     The following table sets forth the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                                  Maturity
                                                  ---------------------------------------
                                                               Over      Over
                                                  3 Months    3 to 6    6 to 12   Over 12
                                                   or Less    Months    Months     Months     Total
                                                  --------   -------   --------   -------   --------
                                                                    (In Thousands)
Certificates of deposit less than $100,000 .....   $75,312   $70,987   $ 94,511   $88,426   $329,236
Certificates of deposit of $100,000 or more ....     9,652     7,523     10,462    10,652     38,289
Public funds(1) ................................     9,690     2,008      1,993         7     13,698
                                                   -------   -------   --------   -------   --------
Total certificates of deposit ..................   $94,654   $80,518   $106,966   $99,085   $381,223
                                                   =======   =======   ========   =======   ========

----------
(1)  Deposits from governmental and other public entities.


     For  additional   information  regarding  the  composition  of  the  Bank's
deposits, see Note 9 of the Notes to the Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

     Borrowings. Western Security's other available sources of funds include advances from the FHLB of Seattle and other borrowings. As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances from the FHLB of Seattle. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Seattle may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     The Bank borrows funds from the FHLB of Seattle under its various fixed rate, variable rate, and amortizing advance lending programs, with terms requiring monthly interest payments. Principal payments are due monthly under the amortizing advance program and upon maturity for all other advance programs. The Bank is generally required to pay a commitment fee upon application and is normally subject to a prepayment fee if the advance is prepaid by the Bank. See
Note 11 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, CMO and other borrowings for the periods indicated.

                                                        Year Ended June 30,
                                                  ------------------------------
                                                    1998       1997       1996
                                                  --------   --------   --------
                                                          (In Thousands)
Maximum Balance:
  FHLB Advances ................................  $248,133   $190,338   $145,388
  Collateralized Mortgage Obligations ..........       775      1,117      1,584
  Other Borrowings and Repurchase Agreements ...    26,099      8,101         --

Average Balance:
  FHLB Advances ................................   244,339    145,446    134,211
  Collateralized Mortgage Obligations ..........       625        967      1,380
  Other Borrowings and Repurchase Agreements ...    12,022      2,731         --

     The following table sets forth certain information as to the Bank's FHLB advances and CMO's at the dates indicated.

                                                            June 30,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
                                                     (Dollars in Thousands)
FHLB Advances .................................  $248,133   $190,338   $124,663
Collateralized Mortgage Obligations ...........       511        797      1,175
Other Borrowings and Repurchase Agreements ....     6,542      8,101         --
                                                 --------   --------   --------
    Total Borrowings ..........................  $255,186   $199,236   $125,838
                                                 ========   ========   ========
Weighted Average Interest Rate of FHLB Advances      5.83%      6.14%      6.26%
                                                 ========   ========   ========
Weighted Average Interest Rate of
  Collateralized Mortgage Obligations .........     11.48%     11.37%     11.27%
                                                 ========   ========   ========
Weighted Average Interest Rate of Other
  Borrowings and Repurchase Agreements ........      5.05%      5.30%        --%
                                                 ========   ========   ========

Interest Rate Caps and Interest Rate Swaps

     As explained under Interest Rate Risk Management in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13, the Bank was party to three interest rate exchange agreements. These agreements were interest rate cap agreements covering a total of $15.0 million in notional principal amounts wherein the interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a transaction fee, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest bearing liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At June 30, 1998 the amount of the unamortized premiums paid related to the interest rate cap transactions was $135,000.

Subsidiary Activities

     General. The Company has no direct subsidiaries other than the Bank. Western Security has four wholly owned service corporation subsidiaries:
WesterFed Insurance Services, Inc. ("WesterFed Insurance"), Service Corp. of Montana, Inc. ("Service Corp."), Western Security Investment Services, Inc. ("Western Security Investment") and a special-purpose finance subsidiary, Monte Mac I, Inc. ("Monte Mac"). At June 30, 1998, Western Security's investment in the four wholly owned service corporations totaled $2.8 million, or approximately 0.27% of unconsolidated assets, at such date.

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

     The following is a description of Western Security's service corporations:

     Westerfed Insurance Services, Inc. Westerfed Insurance, which was incorporated in 1981, is an insurance agency currently engaged in the sale of tax deferred annuities and depositor group health insurance programs, although it may offer a wider range of insurance services in the future. This subsidiary was acquired by Western Security in connection with its acquisition of Home Federal in 1983. Western Security's investment in WesterFed Insurance was $156,000 at June 30, 1998.

     Service Corp. of Montana, Inc. Service Corp. was acquired December 1988, in connection with the acquisition of Great Falls Federal. This service corporation owns and operates a 30-unit apartment complex in Lewistown, Montana and a single family residence in Hamilton, Montana. Western Security's investment in Service Corp. totaled $404,000 at June 30, 1998.

     Western Security Investment Services, Inc. Western Security Investment was acquired in February 1997, in connection with the acquisition of Security Bancorp. Western Security Investment conducts a securities brokerage business in Western Security's Billings Office and a real estate rental business. At June 30, 1998, Western Security's investment in Western Security Investment totaled $572,000.

     Monte Mac I, Inc. Monte Mac was formed in 1985 for the purpose of participating in a collateralized mortgage obligation conduit program. Monte Mac had participated in three series of CMO issuances. The CMOs are collateralized by FHLMC participation certificates transferred by Western Security to Monte Mac. The transferred FHLMC certificates had a book value of $1.5 million at June 30, 1998. Western Security's investment in Monte Mac as of June 30, 1998, included approximately $1.0 million in FHLMC certificates in excess of collateralized mortgage obligations. The payments received on the FHLMC certificates are used to pay down the CMOs. If the CMOs are paid as originally projected, the remaining investment in Monte Mac is expected to be minimal.

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

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were December 1997 and March 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998, was approximately $200,000. Savings associations (unlike the Bank) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay higher premiums.

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

     The Bank's permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was approximately $13.0 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as
Exhibit 13. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity, adjusted to eliminate unrealized gains and losses on certain available-for-sale securities and retained income, and certain non-cumulative perpetual preferred stock and related income. All intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, the Bank had unamortized purchased mortgage servicing rights of $1.0 million and goodwill and core deposit intangible relating to the purchase of Security Bancorp of $20.3 million, all of which was required to be deducted from tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries in determining tangible capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of generally accepted accounting principles ("GAAP"). For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1998, the Bank was required to deduct $561,000 of its investment in Service Corp. of Montana, Inc. and $572,000 of its investment in Western Security Investment under these rules.

     At June 30, 1998, the Bank had tangible capital of $82.1 million, or 8.27% of adjusted total assets, which is approximately $67.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, the Bank had no such intangible assets.

     At June 30, 1998, the Bank had core capital equal to $82.1 million, or 8.27% of adjusted total assets, which is $42.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, the Bank had no capital instruments that qualify as supplementary capital and had $4.9 million of general loss reserves, which was less than 1.25% of risk-weighted assets, and were included in the $87.0 million of risk-based capital at June 30, 1998.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at June 30, 1998.

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

     On June 30, 1998, the Bank had total risk-based capital of $87.0 million (including $82.1 million in core capital and $4.9 million in qualifying supplementary capital) and risk-weighted assets of $629.9 million (including $70,000 in converted off-balance sheet assets); or total risk-based capital of 13.8% of risk-weighted assets. This amount was $36.6 million above the current 8% requirement in effect on that date.

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

     Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Western Security may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. The Bank's regulatory ratio was 18.8% at June 30, 1998.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it re-qualifies as a QTL and thereafter remains a QTL. If an association does not re-qualify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If an association has not yet re-qualified and or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not re-qualified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all the restrictions on bank holding companies. See "Company Regulation."

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

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in October 1997 and received a rating of satisfactory.

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

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Western Security or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If Western Security fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See " Qualified Thrift Lender Test."

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FEDERAL HOME LOAN BANK OF SEATTLE, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At June 30, 1998, the Bank had $13.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.17% and were 7.74% and 8.00% for calendar years 1996 and 1997 respectively.

     Under federal law the FEDERAL HOME LOAN BANK OF SEATTLE are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Seattle to the Bank totaled $975,000, which constitutes a $264,000 increase over the amount of dividends received in fiscal year 1997. There can be no assurance that such dividends will continue in the future.

     Federal and State Taxation. The Company, the Bank, and its non-bank subsidiaries file a consolidated federal and Montana income tax return using the accrual method of accounting. For fiscal years beginning before January 1, 1997, Montana state statute prevented filing of a consolidated Montana income tax return including the Bank; thus, separate returns were filed by the Company (including the non-bank subsidiaries) and the Bank. Generally, the Company, the Bank and its non-bank subsidiaries are subject to federal income taxes in the same manner as other corporations.

     The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to the Company, the Bank, or its non-bank subsidiaries.

     For taxable years beginning prior to January 1, 1996, savings institutions, such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto. These additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property including various types of mortgage-backed securities, may have been computed using an amount based on the Bank's actual loss experience or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was computed under the experience method which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable method to calculate the deduction attributable to an addition to the tax bad debt reserve.

     Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings institutions can no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, such institutions are required to compute their deductions based on specific charge-offs during the taxable year when they otherwise qualify to use the experience method. This legislation also requires savings institutions to recapture into income over a six-year period their post-1987 additions to their tax bad debt reserves, thereby generating additional current tax liability. The Bank's post-1987 reserves that will be recaptured into income ratably over a six-year period is $3.2 million. At June 30, 1998 the Bank's bad debt reserve for tax purposes was approximately $13.8 million. (See Note 12 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference as Exhibit 13.)

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

     Dividends-Received Deduction and Other Matters - The Company may eliminate from its taxable income dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     The Company and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through June 30, 1989. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors, or entities merged with and into the Company or the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company, the Bank and its consolidated subsidiaries.

     Montana Taxation - Under Montana taxation law, savings institutions, such as the Bank, are subject to corporation license tax, which incorporates or is substantially similar to applicable provisions of the Federal Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments at a rate of 6.75% for fiscal year 1998.

     Delaware Taxation - As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Impact of New Accounting Standards

     See Note 1, Summary of Significant Accounting Policies and Note 16, Recent Accounting Pronouncements Not Yet Adopted in Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

Competition

     The Bank generally faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks, mortgage bankers, credit unions, insurance companies and government agencies who also make loans located in the Bank's primary market areas. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Bank faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, a customer oriented staff, advertising and a branch network in twenty Montana cities.

     The Bank estimates its market share of the savings deposits in the counties where it has branch offices to be as follows:

                                       June 30, 1997
   County                             Deposit Share(1)             City
-------------                         ----------------    ----------------------
Missoula ...........................       15.0%          Missoula
Yellowstone ........................       11.7           Billings and Laurel
Lewis & Clark ......................        6.7           Helena and East Helena
Cascade ............................        4.6           Great Falls
Gallatin ...........................        4.1           Bozeman
Ravalli ............................        6.0           Hamilton
Pondera ............................        8.5           Conrad
Fergus .............................       17.4           Lewistown
Custer .............................        6.0           Miles City
Big Horn ...........................       11.5           Hardin
Deer Lodge .........................       22.4           Anaconda
Flathead ...........................        0.7           Kalispell
Hill ...............................        9.9           Havre
Phillips ...........................        4.7           Malta
Richland ...........................        6.1           Sidney
Sheridan ...........................       16.2           Plentywood
Silverbow ..........................        8.6           Butte
Valley .............................        6.2           Glasgow
----------
(1) Based on data supplied by Ferguson & Company Branch Source as of June 1997, Western Security held approximately a 6.6% market share of deposits in Montana. Based on this market share, Western Security ranked 4th out of 196
     financial   institutions   located  in  Montana.  See  "Market  Areas"  for
     information regarding the Bank's deposit share in each county in its market area.

     Western Security's competition for residential real estate loans is principally from mortgage bankers, other savings institutions, commercial banks and other institutional lenders. Competition for commercial real estate loans is primarily from commercial banks in Missoula and other savings institutions in Missoula, Helena, Billings, Great Falls, and Bozeman. Competition for consumer loans is from commercial banks, credit unions, other savings institutions and consumer finance companies. Western Security competes for loans principally through the interest rates and loan fees charged. Western Security's competition for loans varies from time to time depending upon numerous factors, including the general availability of lending funds and credit, economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

Executive Officers of the Company

     The following table sets forth certain information at June 30, 1998 regarding the executive officers of the Company and the Bank who are not also directors.

         Name         Age                                 Position(s) Held
-------------------   ---   ---------------------------------------------------------------------------
Douglas G. Bardwell    56   Executive Vice President and Secretary of the Company and
                              Executive Vice President and Chief Operating Officer of the Bank
James A. Salisbury     47   Treasurer and Chief Financial Officer of the Company and the Bank
Jack E. Lovell         61   Senior Vice President and Credit Administrator of the Bank
Dale W. Brevik         46   Senior Vice President and Marketing Director/Investor Relations of the Bank
Charles E. Eiseman     48   Senior Vice President/Retail Lending Manager of the Bank

     The business experience of each executive officer who is not also a director is set forth below.

     Douglas G. Bardwell. Mr. Bardwell became Executive Vice President and Secretary of the Company in September 1993. Mr. Bardwell joined the Bank in August 1973. He was appointed Chief Operating Officer in 1983 and Executive Vice President in 1989. He also serves on the Board of Directors of Western Security Investment Services, Inc., Monte Mac I, and Service Corporation of Montana. Mr. Bardwell is responsible for the supervision of the Bank's savings and operations departments. Mr. Bardwell is a graduate of the University of Montana.

     James A. Salisbury. Mr. Salisbury became Treasurer and Chief Financial officer of the Company in September 1993. Mr. Salisbury joined Western Security as Treasurer and Chief Financial Officer in 1983. Prior to such time, he was employed as the Chief Financial Officer for Home Federal from 1980 to 1983. From 1978 to 1980, he was in private practice as a certified public accountant. Mr. Salisbury is responsible for the formulation and implementation of the policies and objectives of the Bank's finance, accounting and audit function. He also serves as Treasurer and Chief Financial Officer of Western Security Investment Services Inc., Monte Mac I and Service Corporation of Montana. Mr. Salisbury is a graduate of the University of Montana and is a certified public accountant.

     Jack E. Lovell. Mr. Lovell has been employed by Western Security since September 1975 and was promoted to Senior Vice President/Credit Administrator in October, 1996. He previously held the title of Loan Department Chairman since 1979. As Credit Administrator he is responsible for policy formulation related to all Credit Administration and has direct oversight responsibility for Loan Servicing and Quality Control Departments. Mr. Lovell is a graduate of the University of Montana.

     Dale W. Brevik. Mr. Brevik has been with Western Security since May 1979 and became Senior Vice President/Marketing Director/Investor Relations Manager in October, 1996. He has served as Marketing Director since 1983. In addition to his duties as Marketing Director, Mr. Brevik is the Investor Relations Manager and coordinates new product development and oversees Western Security's insurance programs. Mr. Brevik is a graduate of the University of Montana.

     Charles E. Eiseman. Mr. Eiseman has been employed by Western Security since December 1975 and became Senior Vice President/Retail Lending Manager in October, 1996. Since 1988, Mr. Eiseman's duties have included supervision of all retail lending activities in all cities where Western Security has loan origination centers. Mr. Eiseman is a graduate of the University of Montana.

Employees

     At June 30, 1998, the Company had a total of 336 full-time employees and 72 part-time employees. None of the Bank employees are represented by any collective bargaining group.

Item 2.  Properties

     The following table sets forth information concerning the main office and each branch office and loan production office of the Bank at June 30, 1998. At June 30, 1998, the Bank's premises and equipment had an aggregate net book value of approximately $22.7 million.

                                     Year     Owned or   Lease Expiration      Net Book
Location                           Acquired    Leased          Date              Value
--------------------------------   --------   --------   ----------------   --------------
                                                                            (In Thousands)
Main Office
  110 East Broadway ............     1957      Owned            N/A            $   218
  Missoula, Montana
Full Service Branches
  100 East Broadway ............     1957      Owned            N/A(1)             418
  Missoula, Montana
  2230 Brooks ..................     1966      Owned            N/A                362
  Missoula, Montana
  1610 S. Third West ...........     1977      Leased       July 1, 1999            --
  Missoula, Montana
  2601 Garfield ................     1979      Owned            N/A              1,149
  Missoula, Montana
  321 Fuller ...................     1983      Owned            N/A                143
  Helena, Montana
  101 Lane Avenue ..............     1983      Owned            N/A                 66
  East Helena, Montana
  601 N. Montana ...............     1983      Leased     December 31, 1999          7
  Helena, Montana
  3171 N. Montana ..............     1996      Owned            N/A                650
  Helena, Montana
  501 N. First Street ..........     1980      Owned            N/A              1,645
  Hamilton, Montana
  2425 10th Avenue South .......     1988      Owned            N/A                151
  Great Falls, Montana
  25 Fifth Street North ........     1988      Owned            N/A                886
  Great Falls, Montana
  900 Third Street, NW .........     1988      Owned            N/A                438
  Great Falls, Montana
  702 South Main ...............     1988      Owned            N/A                186
  Conrad, Montana
  2929 Third Avenue North ......     1991      Owned            N/A              1,624
  Billings, Montana
  1101 Main Street .............     1991      Owned            N/A                 62
  Miles City, Montana
  524 North Cheyenne Avenue ....     1991      Owned            N/A                 93
  Hardin, Montana
  219 North 26th Street ........     1967      Owned            N/A                793
  Billings, Montana
  2675 King Avenue West ........     1995(3)   Owned            N/A              2,007
  Billings, Montana
  1941 West Main ...............     1983      Owned            N/A                337

                                     Year     Owned or   Lease Expiration      Net Book
Location                           Acquired    Leased          Date              Value
--------------------------------   --------   --------   ----------------   --------------
                                                                            (In Thousands)
  Bozeman, Montana
  2401 Grand Avenue ............     1975      Owned            N/A              2,139
  Billings, Montana
  1546 Main Street .............     1975      Owned            N/A                498
  Billings, Montana
  2845 Old Hardin Road .........     1997      Owned            N/A                972
  Billings, Montana
  19 Montana Avenue ............     1987      Owned            N/A                487
  Laurel, Montana
  405 Main Street ..............     1979      Owned            N/A                377
  Kalispell, Montana
  320 West Broadway ............     1980(4)   Leased      January 1, 2008          49
  Missoula, Montana
  2350 South Reserve ...........     1995      Leased     December 30, 1999        123
  Missoula, Montana
  221 Second Street NW .........     1989      Owned            N/A                376
  Sidney, Montana
  324 Third Avenue .............     1989      Owned            N/A              1,346
  Havre, Montana
  135 South Second Street East .     1994      Owned            N/A                127
  Malta, Montana
  125 Fourth Street South ......     1989      Leased         Monthly(2)            --
  Glasgow, Montana
  102 North Main ...............     1989      Owned            N/A                340
  Plentywood, Montana
  1880 Harrison Avenue .........     1994      Owned            N/A              1,140
  Butte, Montana
  401 West Main ................     1994      Owned            N/A                699
  Lewistown, Montana
  307 East Park Street .........     1994      Leased       March 1, 1999           13
  Anaconda, Montana
  2901 West Main ...............     1995      Leased       April 15, 2031         853
  Bozeman, Montana
Loan Administration
  1100 South Avenue ............     1993      Owned            N/A              1,097
  Missoula, Montana
  1105 West Sussex .............                                                   330
  Missoula, Montana
Construction in Progress .......                                                    --
Land for future branch expansion                                                   546
                                                                               -------
    Total                                                                      $22,747
                                                                               =======

----------
(1)  Includes lease for drive-up window which expires in May 2001.
(2)  Lease is on a month-to-month basis.
(3)  Branch opened 12/97
(4)  Property sold 12/97 - leased for 10 years.

     The Company replaced the branch at 300 South 24th Street, Billings, with the Billings King Avenue branch. Properties located at 424 West Main Street, Lewistown and at 320 West Broadway, Missoula, were sold. A lease was signed to use a portion of the property at 320 West Broadway in Missoula for 10 years.

     The Bank's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Bank's computer and other equipment (including furniture, fixtures and automobiles) at June 30, 1998, totaled $6.1 million. In addition, subsidiaries of the Bank hold properties and equipment with a net book value of $1.3 million. See "Business - Subsidiary Activities."

Item 3.  Legal Proceedings

     From time to time, the Company and Western Security are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. See "Business - Executive Officers of the Company" in Part I of the Form 10-K for information regarding executive officers.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 27, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements:

     The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                        Pages in
                                                                         Annual
Annual Report Section                                                    Report
---------------------                                                   --------
Consolidated Financial Information ....................................    26

Independent Auditors' Report ..........................................    27

Consolidated Balance Sheets--June 30, 1997 and 1998 ...................    28

Consolidated Statements of Income--Each of the Years in the
  Three-Year Period Ended June 30, 1998 ...............................    29

Consolidated Statements of Stockholders' Equity--Each of the Years
  in the Three-Year Period Ended June 30, 1998 ........................    30

Consolidated Statements of Cash Flows--Each of the Years in the
  Three-Year Period Ended June 30, 1998 ...............................    31

Notes to Consolidated Financial Statements ............................    32

Supplementary Financial Data ..........................................    59

(a)(2)  Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a)(3)  Exhibits:

                                                              Reference to Prior
                                                               Filing of Exhibit
Regulation S-K                                                  Number Attached
Exhibit Number              Document                                Hereto
--------------  --------------------------------------------  ------------------
      2         Plan of acquisition, reorganization,
                  arrangement, liquidation or succession             None
      3         (i) Articles of Incorporation (ii) By-laws             *
      4         Instruments defining the rights of security
                  holders, including indentures                        *

      9         Voting trust agreement                               None
     10.1       Stock Option and Incentive Plan                       **
     10.2       Employee Stock Ownership Plan                          *
     10.3       Recognition and Retention Plan                        **
     10.4       Salary Continuation Plan                               *
     10.5       Directors Deferred Compensation Plan                   *
     10.6       Benefit Equalization Plan                              *
     10.7       Employment Agreements for Messrs. Grimes,
                  Bardwell and Salisbury                              **
     10.8       Employment Agreements for Messrs. Brevik,
                  Eiseman and Lovell and Ms. Dumontier                **
     10.9       Annual Management Incentive Plan                      **
     10.10      Wage Continuation Agreements for Messrs.
                  Grimes, Bardwell and  Salisbury                     **
     10.11      Equity Incentive Plan                                ***
     10.12      Employment Agreement for David W. Jorgenson,
                  Elaine F. Hine, Stanley R. Hill and
                  Scott W. Sanders                                   ***
     11         Statement re: computation of per share earnings      None
     12         Statement re: computation of ratios              Not required
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
     28         Information from reports furnished to State
                  insurance regulatory authorities                   None
     99         Additional exhibits                                  None
----------
*    Filed on  September  21,  1993,  as exhibits to the  Registrant's  Form S-1
     registration   statement   (Registration  No.  33-69168)  pursuant  to  the
     Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the three-month period ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTERFED FINANCIAL CORPORATION


Date:                                   By: /s/ Lyle R. Grimes
                                            --------------------------------
                                            Lyle R. Grimes
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Lyle R. Grimes                  By: /s/ Dr. Marvin Reynolds
    ----------------------------------      --------------------------------
    Lyle R. Grimes, Chairman of             Dr. Marvin Reynolds, Director
    the Board, President, Chief
    Executive Officer and Director
    (Principal Executive and Operating
    Officer)

Date:                                   Date:



By: /s/ Dr. Otto G. Klein, Jr.          By: /s/ John E. Roemer
    ----------------------------------      --------------------------------
    Dr. Otto G. Klein, Jr., Director        John E. Roemer, Vice Chairman

Date:                                   Date:



By: /s/ Laurie C. DeMarois              By: /s/ James A. Salisbury
    ----------------------------------      --------------------------------
    Laurie C. DeMarois, Director            James A. Salisbury, Treasurer and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

Date:                                   Date:



By: /s/ Robert F. Burke                 By: /s/ David W. Jorgenson
    ----------------------------------      --------------------------------
    Robert F. Burke, Director               David W. Jorgenson, Director and
                                            Vice President

Date:                                   Date:



By: /s/ William Leslie
    ----------------------------------
    William Leslie, Director

Date: