Form 10-Q
period 1998-09-30
WESTERFED FINANCIAL CORP
filed 1998-11-16
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter period ended September 30, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                         Commission file number 0 -22772

                         WESTERFED FINANCIAL CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in this charter)

          DELAWARE                                             81-0487794
          --------                                             ----------
(State or other jurisdiction of                             (IRS Employer ID #)
incorporation or organization)

110 East Broadway, Missoula, Montana                             59802
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,                               406-543-1338
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

 Class: Common Stock, Par Value $0.01 per share; Outstanding at October 31, 1998
                -- 5,594,362 shares (including restricted shares)

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                               Page
-------------------------------                                                                                               ----

ITEM 1.       FINANCIAL STATEMENTS
     Consolidated Balance Sheets - September 30, 1998 (Unaudited) and June 30, 1998............................................- 3 -

     Consolidated Statements of Income - Three Month Period Ended September 30, 1998  and
         September 30, 1997 (Unaudited)........................................................................................- 4 -

     Consolidated Statements of Comprehensive Income - Three Month Period Ended
         September 30, 1998 and September 30, 1997 (Unaudited).................................................................- 5 -

     Consolidated Statement of Stockholders' Equity for the Three Month Period Ended
         September 30, 1998 (Unaudited)........................................................................................- 6 -

     Consolidated Statements of Cash Flows for the Three Month Period Ended September 30,
         1998 and September 30, 1997 (Unaudited)  .............................................................................- 7 -

     Notes to Consolidated Financial Statements
         1.   Basis of Presentation............................................................................................- 8 -
         2.   Cash Equivalents.................................................................................................- 8 -
         3.   Computation of Net Income per Share..............................................................................- 8 -
         4.   Dividends Declared...............................................................................................- 9 -
         5.   A Comparison of the Amortized Cost and Estimated Fair Value of Investment and
                  Mortgage-backed Securities ..................................................................................- 9 -
              A Comparison of the Amortized Cost and Estimated Fair Value of Investment
                  Securities by Contractual Maturities........................................................................- 10 -

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations
         1.   Forward Looking Statements......................................................................................- 11 -
         2.   Changes in Financial Condition.  Comparison of the Three Month Period from
                  June 30, 1998 to September 30, 1998.........................................................................- 11 -
         3.   Comparison of Operating Results for the Three Month Period Ended September 30,
                   1998 and September 30, 1997................................................................................- 14 -

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk......................................................- 20 -

PART II -- OTHER INFORMATION
----------------------------

     ITEM 1       LEGAL PROCEEDINGS...........................................................................................- 23 -
     ITEM 2       CHANGE IN SECURITIES........................................................................................- 23 -
     ITEM 3       DEFAULTS UPON SENIOR SECURITIES.............................................................................- 23 -
     ITEM 4       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS...........................................................- 23 -
     ITEM 5       OTHER INFORMATION...........................................................................................- 23 -
     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K............................................................................- 23 -

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1998 (Unaudited) and June 30, 1998

                                                        (Unaudited)
                                                        September 30,      June 30,
                                                             1998            1998
                                                             ----            ----
(Dollars in thousands, except share and per share data)

             ASSETS
             ------
Cash and due from banks                                 $    18,504    $    19,440
Interest-bearing due from banks                              10,174          9,628
                                                        -----------    -----------

       Cash and cash equivalents                             28,678         29,068

Interest-bearing deposits                                        --            100
Investment securities available-for-sale                    102,957        108,511
Investment securities, at amortized cost
 (estimated market value of $12,439 at
 September 30, 1998 and $16,974 at June 30, 1998)            12,254         16,847
Stock in Federal Home Loan Bank of Seattle, at cost          13,817         13,560
Mortgage-backed securities available-for-sale                21,612         24,135
Mortgage-backed securities, at amortized cost
 (estimated market value of $100,486 at
 September 30, 1998 and $104,962 at June 30, 1998)           97,161        102,298
Loans available-for-sale                                      6,250          6,922
Loans receivable, net                                       646,327        650,371
Accrued interest receivable                                   8,849          7,778
Premises and equipment, net                                  29,809         30,089
Core deposit intangible                                       4,312          4,518
Goodwill                                                     15,596         15,762
Cash surrender value of life insurance policies               6,776          6,705
Other assets                                                  5,197          5,472
                                                        -----------    -----------
       Total assets                                     $   999,595    $ 1,022,136
                                                        ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Liabilities:
   Deposits                                             $   636,599    $   636,441
   Repurchase agreements                                      7,210          6,233
   Borrowed funds                                           219,779        248,953
   Advances from borrowers for taxes and insurance            7,260          4,052
   Income taxes                                               3,620          2,289
   Accrued interest payable                                   4,936          4,480
   Accrued expenses and other liabilities                     8,745          9,988
                                                        -----------    -----------

       Total liabilities                                    888,149        912,436
                                                        -----------    -----------


Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized; none outstanding                        --             --
    Common stock, $.01 par value, 10,000,000
      shares authorized; 5,588,862 shares
      outstanding at September 30, 1998 and
      5,585,303 outstanding at June 30, 1998                     56             56
    Additional paid-in capital                               69,052         68,923
    Common stock acquired by ESOP/RRP                        (2,391)        (2,520)
    Treasury stock, at cost                                  (3,461)        (3,461)
    Net unrealized gain  on securities
      available-for-sale                                        484             23
    Retained earnings, substantially restricted              47,706         46,679
                                                        -----------    -----------

       Total stockholders' equity                           111,446        109,700
                                                        -----------    -----------
           Total liabilities and stockholders' equity       999,595      1,022,136
                                                        ===========    ===========
       Book value per share                             $     19.94    $     19.64
                                                        ===========    ===========
       Tangible book value per share                    $     16.38    $     16.01
                                                        ===========    ===========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three Month Period Ended September 30, 1998 and September 30, 1997 (Unaudited).

                                                              (Unaudited)
                                                           Three Months Ended
                                                             September 30,
                                                        ------------------------
                                                          1998            1997
                                                          ----            ----
(Dollars in thousands, except share and per share data)

Interest income:
  Loans receivable .................................   $   14,066    $   13,807
  Mortgage-backed securities available-for-sale ....          355           579
  Mortgage-backed securities .......................        1,706         1,990
  Investment securities available-for-sale .........        1,869         1,218
  Investment securities ............................          257           515
   Interest-bearing deposits .......................           87           143
  Other ............................................           80            77
                                                       ----------    ----------
      Total interest income ........................       18,420        18,329
                                                       ----------    ----------
Interest expense:
  NOW and money market demand ......................          881           817
  Savings ..........................................          621           690
  Certificates of deposit ..........................        5,425         5,391
  Advances from FHLB-Seattle and other
    borrowed funds .................................        3,638         3,434
                                                       ----------    ----------
      Total interest expense .......................       10,565        10,332
                                                       ----------    ----------
      Net interest income ..........................        7,855         7,997
Provision for loan losses ..........................          240           164
                                                       ----------    ----------
      Net interest income after provision
       for loan losses .............................        7,615         7,833
                                                       ----------    ----------
Non-interest income:
  Loan origination fees on loans sold ..............          687           529
  Service fees .....................................        1,212         1,125
  Net gain on sale of loans and securities
   available-for-sale ..............................          256           221
  Other ............................................          172            88
                                                       ----------    ----------
      Total non-interest income ....................        2,327         1,963
                                                       ----------    ----------
Non-interest expenses:
  Compensation and employee benefits ...............        3,357         3,469
  Net occupancy expense of premises ................          516           532
  Equipment and furnishings expense ................          553           389
  Data processing expenses .........................          413           380
  Federal insurance premium ........................           88            90
  Intangibles amortization .........................          373           331
  Marketing and advertising ........................          154           257
  Other ............................................        1,515         1,405
                                                       ----------    ----------
      Total non-interest expense ...................        6,969         6,853
                                                       ----------    ----------
      Income before income taxes ...................        2,973         2,943
Income taxes .......................................        1,219         1,134
                                                       ----------    ----------
  Net income .......................................   $    1,754    $    1,809
                                                       ==========    ==========
Net income per share:
   Basic ...........................................   $     0.33    $     0.34
                                                       ==========    ==========
   Diluted .........................................   $     0.31    $     0.32
                                                       ==========    ==========
Dividends per share ................................   $    0.135    $    0.115
                                                       ==========    ==========
Dividend payout ratio - diluted ....................        43.55%        35.94%
                                                       ==========    ==========
Average common and common equivalent
 shares outstanding:
  Basic ............................................    5,371,863     5,284,967
                                                       ==========    ==========
  Diluted ..........................................    5,676,569     5,593,069
                                                       ==========    ==========



      See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income - Three Month Period Ended September 30, 1998 and September 30, 1997 (Unaudited).

(Dollars in thousands)
                                                                 (Unaudited)
                                                            Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                            1998           1997
                                                            ----           ----

Net income ...........................................     $ 1,754      $ 1,809
Other comprehensive income:
  Unrealized gains on investment securities:
      Realized and unrealized holding gains
       arising during period .........................         744          569
      Add: reclassification adjustment for
       losses included in net income .................          --           --
                                                           -------      -------
Other comprehensive income, before tax ...............         744          569
Income tax benefit (expense) related to
 items of other comprehensive income .................        (283)        (216)
                                                           -------      -------

Other comprehensive income, after tax ................         461          353
                                                           -------      -------

Comprehensive income .................................     $ 2,215      $ 2,162
                                                           =======      =======




See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Three Month Period Ended September 30, 1998 (Unaudited).


(Dollars in thousands, except share and per share data)

                                                  Additional                                            Net Unrealized
                                       Common      Paid-In        ESOP       Treasury    Retained      Gain on Securities
                                        Stock      Capital       / RRP         Stock     Earnings      Available-for-Sale    Total
                                        -----      -------       -----         -----     --------      ------------------    -----
Balance at June 30, 1998 ............. $   56   $  68,923   $  (2,520)    $  (3,461)  $  46,679       $      23          $ 109,700
   Net income ........................     --          --          --            --       1,754              --              1,754
Change in net unrealized gain on
     securities available-for-sale ...     --          --          --            --          --             461                461
ESOP shares committed to
     be released .....................     --          82          57            --          --              --                139
Amortization of award of
     RRP stock .......................     --          --          72            --          --              --                 72
Stock options exercised
     (3,560 shares) ..................     --          47          --            --          --              --                 47
Cash dividends declared
     ($0.135 per share) ..............     --          --          --            --        (727)             --               (727)
                                      -------   ---------   ---------      --------    --------       ---------          ---------
Balance at September 30, 1998 ........ $   56   $  69,052   $  (2,391)     $ (3,461)  $  47,706       $     484          $ 111,446
                                      =======   =========   =========      ========    ========       =========           =========




See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Three Month Period Ended September 30, 1998 and September 30, 1997 (Unaudited)

(Dollars in thousands)

                                                                 (Unaudited)
                                                             Three Months Ended
                                                                September 30,
                                                           ---------------------
                                                             1998          1997
                                                             ----          ----
  Net cash provided by operating activities                $ 9,372      $  (657)
Cash flows from investing activities:
  Net change in interest-bearing deposits ............         100           --
  Principal payments on mortgage-backed securities ...       5,188        2,985
  Purchases of mortgage-backed securities
    available-for-sale ...............................          --       (4,999)
  Principal payments on mortgage-backed securities
    available-for-sale ...............................       2,665        2,118
  Purchases of investment securities .................          --       (4,500)
  Proceeds from maturities of investment securities ..       4,600           40
  Proceeds from maturities of investment securities
    available-for-sale ...............................      33,500       15,295
  Purchase of investment securities available-for-sale     (27,309)     (20,573)
  Principal payments on investment securities
    available-for-sale ...............................          86          141
  Net change in loans receivable .....................       3,985      (20,821)
  Purchases of premises and equipment ................        (328)      (1,922)
  Proceeds from sale of premises and equipment .......           5           --
                                                         ---------    ---------
Net cash provided (used) by investing activities .....      22,492      (32,236)
                                                         ---------    ---------
Cash flows from financing activities:
  Net change in deposits excluding interest credited .      (6,313)      (4,392)
  Net change in repurchase agreements ................         977         (305)
  Proceeds from borrowings ...........................      97,900      130,215
  Payments on borrowings .............................    (127,096)     (91,217)
  Net change in advances from borrowers for
    taxes and insurance ..............................       3,208        3,475
  Proceeds from exercise of options ..................          47          444
  Dividends paid to stockholders .....................        (977)        (814)
  Payments to acquire treasury stock .................          --         (380)
                                                         ---------    ---------
      Net cash (used) provided by financing activities     (32,254)      37,026
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .        (390)       4,133
Cash and cash equivalents at beginning of period .....      29,068       17,159
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  28,678    $  21,292
                                                         =========    =========
Supplemental disclosure of cash flow
  information: Payments during the period for:
      Interest .......................................   $   3,532    $   3,021
      Income taxes, net ..............................       1,235          167
                                                         =========    =========



See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results anticipated for the year ending June 30, 1999. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1998.

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

     The following table sets forth the compilation of basic and diluted earnings per share:


                                                               (Unaudited)
                                                               For the Three
                                                               Month Period
                                                            Ended September 30,
                                                         -----------------------
(Dollars in thousands, except share and per share data)
                                                            1998         1997
                                                            ----         ----
Numbers of shares on which basic earnings
 per share is calculated:
    Average outstanding shares during the
     fiscal year .....................................    5,371,863    5,284,967
    Add:  Incremental shares under stock option plans       304,098      284,522
          Incremental shares related to RRPs .........          608       23,580
                                                         ----------   ----------
Number of shares on which diluted earnings
 per share is calculated .............................    5,676,569    5,593,069
                                                         ----------   ----------
Net income applicable to common stockholders .........   $    1,754   $    1,809
                                                         ==========   ==========
Basic earnings per share .............................   $     0.33   $     0.34
                                                         ==========   ==========
Diluted earnings per share ...........................   $     0.31   $     0.32
                                                         ==========   ==========


     Stock options to purchase 57,085 shares as of September 30, 1998 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. No stock options were excluded from the computation of diluted earnings per share in 1997.

4. DIVIDENDS DECLARED

     On September 22, 1998 the Board of Directors of the Company approved a quarterly cash dividend of $0.135 per share, payable on November 24, 1998 to stockholders of record on November 10, 1998.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:


                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                                 (Unaudited)
                                             September 30, 1998                                   June 30, 1998
                               -------------------------------------------------  --------------------------------------------------
                                                Gross       Gross      Estimated                   Gross        Gross      Estimated
                                  Amortized   Unrealized  Unrealized     Fair      Amortized      Unrealized    Unrealized   Fair
                                     Cost        Gains    Losses         Value       Cost          Gains         Losses     Value
                               -------------------------------------------------  --------------------------------------------------
Federal Agency obligations        $   2,996   $      29  $   --      $   3,025    $    2,994    $     27       $   --     $ 3,021
U.S. Government obligations              --          --      --             --           100          --           --         100
Corporate obligations                 6,976         141      --          7,117        11,473          87           --      11,560
Other investments                     2,282          15      --          2,297         2,280          13           --       2,293
                               -----------------------------------------------   ------------------------------------------------
  Total investment securities        12,254         185      --         12,439        16,847         127           --      16,974
Mortgage-backed securities           97,161       3,355     (30)       100,486       102,298       2,695          (31)    104,962
                               -----------------------------------------------   ------------------------------------------------
                                  $ 109,415   $   3,540  $  (30)     $ 112,925    $  119,145    $  2,822       $  (31)   $121,936
                               ===============================================   ================================================

                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)

                                                 (Unaudited)
                                             September 30, 1998                                   June 30, 1998
                               -------------------------------------------------  --------------------------------------------------
                                                Gross       Gross      Estimated                   Gross        Gross      Estimated
                                  Amortized   Unrealized  Unrealized     Fair      Amortized      Unrealized    Unrealized   Fair
                                     Cost        Gains    Losses         Value       Cost          Gains         Losses     Value
                               -------------------------------------------------  --------------------------------------------------
Federal Agency obligations        $   87,582   $     500  $  (63)     $   88,019    $  89,792      $   100    $  (111)    $ 89,781
Corporate obligations                 14,747         113      --          14,860       18,658            62        --       18,720
Other investments                          3          75      --              78            3             7        --           10
                               -------------------------------------------------  --------------------------------------------------
  Total investment securities        102,332         688     (63)        102,957      108,453           169      (111)     108,511
Mortgage-backed securities            21,460         270    (118)         21,612       24,156           165      (186)      24,135
                               -------------------------------------------------  --------------------------------------------------
                                  $  123,792   $     958  $ (181)     $  124,569    $ 132,609      $    334   $  (297)    $132,646
                               =================================================  ==================================================

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT SEPTEMBER 30, 1998 IS AS FOLLOWS:



                                    HELD-TO-MATURITY
                                 (Dollars in Thousands)

                                                       (Unaudited)
                                                     September 30, 1998
                                                  ------------------------
                                                  Amortized     Estimated
                                                    Cost        Fair Value
                                                    ----        ----------
Due in one year  or less ........................  $    --        $    --
Due after one year through 5 years ..............   10,044         10,214
Due after 5 years through 10 years ..............      237            237
Due after 10 years ..............................    1,973          1,988
                                                   -------        -------
                                                   $12,254        $12,439
                                                   =======        =======



                                   AVAILABLE-FOR-SALE
                                 (Dollars in Thousands)


                                                       (Unaudited)
                                                     September 30, 1998
                                                  ------------------------
                                                  Amortized     Estimated
                                                    Cost        Fair Value
                                                    ----        ----------
Due in one year  or less ......................   $ 39,757      $ 39,906
Due after one year through 5 years ............     57,033        57,485
Due after 5 years through 10 years ............      4,498         4,513
Other .........................................          3            75
SBA loans contractually due after 5 years .....      1,041           978
                                                  --------      --------
                                                  $102,332      $102,957
                                                  ========      ========




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

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTH PERIOD FROM JUNE 30, 1998 TO SEPTEMBER 30, 1998.

     General - Total assets decreased $22.5 million to $999.6 million at September 30, 1998 from $1.0 billion at June 30, 1998. The decrease in assets was primarily the result of decreases in loans receivable and loans available-for-sale of $4.7 million and a decrease in mortgage-backed securities of $7.6 million and a decrease in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $9.4 million.

     Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale decreased $4.7 million to $652.6 million at September 30, 1998 from $657.3 million at June 30, 1998. Loans secured by one- to four-family real estate decreased by $13.2 million while consumer, commercial and other non-one- to four-family loans increased $8.5 million. The activity that resulted in the decrease in loans receivable was primarily principal repayments of $65.3 million and the sale of loans available-for-sale of $29.9 million, partially offset by loan originations of $90.4 million. Due to the current low interest rate environment, Management has decided not to reinvest these proceeds at this time and instead used the proceeds to pay down borrowed funds.

     Mortgage-Backed Securities - Mortgage-backed securities decreased $7.6 million to $118.8 million at September 30, 1998 from $126.4 million at June 30, 1998 due to principal repayments. The proceeds were used to pay down borrowed funds.

     Investment Securities, FHLB Stock and Other Interest Earning Assets --Investment securities, FHLB stock and other interest earning assets decreased $9.4 million to $146.0 million at September 30, 1998 from $155.4 million at June 30, 1998. The $9.4 million decrease was primarily the result of investment securities maturing or being called by the issuers. The proceeds were partially used to pay down borrowed funds.

     Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $666,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $777,000 in the current fiscal year.

     From time to time, Western Security Bank (the "Bank"), the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends. At September 30, 1998 the Bank had no structured notes.

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

     Interest Rate Caps -- Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At September 30, 1998, the amount of the unamortized premiums paid related to the interest rate cap transactions was $107,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

     The following summarizes interest rate cap agreements at September 30, 1998:



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
               --------
                $15,000
               ========


     Interest Rate Swaps -- Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At September 30, 1998 the Bank did not have any interest rate swap agreements in place.

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

     Deposits -- Deposits increased $158,000 to $636.6 million at September 30, 1998 from $636.4 million at June 30, 1998. Checking and money market accounts increased $5.9 million while savings accounts and certificates of deposit decreased $5.7 million.

     Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements decreased $28.2 million to $227.0 million at September 30, 1998 from $255.2 million at June 30, 1998. There were new borrowings of $23.8 million with maturities of less than one year and $25.4 million of borrowings maturing in one or more years. The increase from new borrowings was more than offset by principal repayments and maturities of $77.4 million. Borrowed funds are comprised primarily of FHLB advances.

     Stockholders' Equity - Stockholders' equity increased $1.7 million to $111.4 million at September 30, 1998 from $109.7 million at June 30, 1998. This increase was due to net income for the three month period of $1.8 million,
$211,000  related to  contributions  to the Employee  Stock  Ownership  Plan and shares earned and issued under the Recognition and Retention Plan, $461,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115, and the issuance of 3,560 new common shares with a recorded value of $47,000 related to exercised stock options. Stockholders' equity was reduced $727,000 for dividends declared during the three month period.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997



                              RESULTS OF OPERATIONS

                                                      Three Months Ended
                                                         September 30,
                                                          (Unaudited)
                                                --------------------------------
                                                  1998                    1997
                                                 Amount      Change       Amount
                                                 ------      ------       ------
                                                         (In Thousands)
Total interest income .....................     $18,420     $    91      $18,329
Total interest expense ....................      10,565         233       10,332
                                                -------     -------      -------
     Net interest income ..................       7,855        (142)       7,997
Provision for loan losses .................         240          76          164
                                                -------     -------      -------
     Net interest income after
      provision for loan losses ...........       7,615        (218)       7,833
                                                -------     -------      -------
Fees and service charges ..................       1,899         245        1,654
Gain on sale of loans, mortgage-
 backed securities and investment
 securities ...............................         256          35          221
Other non-interest income .................         172          84           88
                                                -------     -------      -------
     Total non-interest income ............       2,327         364        1,963
                                                -------     -------      -------
Income before non-interest expense ........       9,942         146        9,796
Total non-interest expense ................       6,969         116        6,853
                                                -------     -------      -------
     Income before income taxes ...........       2,973          30        2,943
Income taxes ..............................       1,219          85        1,134
                                                -------     -------      -------
     Net income ...........................     $ 1,754     $   (55)     $ 1,809
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


                                                                            Three Month Period Ended
                                                                                 (Unaudited)
                                                         September 30, 1998                                September 30, 1997
                                              --------------------------------------           -------------------------------------
                                                Average        Interest                          Average      Interest
                                              Outstanding       Earned/       Yield/           Outstanding     Earned/       Yield/
                                              Balance(5)         Paid         Rate             Balance(5)       Paid         Rate
                                              ----------         ----         ----             ----------       ----         ----
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  657,497      $  14,066       8.56%             $648,412     $ 13,806        8.52%
  Mortgage-backed securities (2)                 121,277          2,061       6.80               151,127        2,569        6.80
  Investments (2)                                132,634          2,126       6.41                99,786        1,734        6.95
  Other interest-earning assets (3)                5,084             87       6.85                 8,876          143        6.44
  Cash surrender value of life insurance           6,753             80       4.74                 6,356           77        4.85
                                                   -----             --       ----                 -----           --        ----
Total Interest-Earning Assets                    923,245         18,420       7.98               914,557       18,329        8.02
                                                 =======         ======       ====               =======       ======        ====

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                       378,038          5,425       5.74               375,705        5,391        5.74
  Passbook deposits                               91,526            621       2.71               100,734          690        2.74
  Demand and NOW accounts                        109,213            286       1.05               103,377          318        1.23
  Money market accounts                           57,662            595       4.13                49,925          499        4.00
                                                  ------            ---       ----                ------          ---        ----
    Total deposits                               636,439          6,927       4.35               629,741        6,898        4.38
  Borrowed funds & repurchase agreements         233,968          3,638       6.22               232,798        3,434        5.90
                                                 -------          -----       ----               -------        -----        ----
   Total Interest-Bearing Liabilities         $  870,407      $  10,565       4.86%             $862,539     $ 10,332        4.79%
                                              ==========      =========       ====              ========     ========        ====
Net interest income                                           $   7,855                                      $  7,997
                                                              =========                                      ========
Net interest rate spread                                                      3.12%                                          3.23%
                                                                              ====                                           ====
Net interest earning assets                   $   52,838                                        $ 52,018
                                              ==========                                        ========
Net interest margin (4)                                                       3.40%                                          3.50%
Average interest-earning assets to average                                    ====                                           ====
    interest-bearing liabilities                                 106.07%                                       106.03%
                                                                 ======                                        ======

------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2)  Includes held and available-for-sale categories
(3)  Includes primarily short-term liquid assets
(4)  Net interest income divided by average interest earning assets
(5)  Based on average monthly balances

     General -- Net income remained relatively stable, decreasing $55,000 for the three month period ending September 30, 1998 compared to the same period last year. Net interest income before provision for loan losses decreased $142,000 and non-interest income increased $364,000 while provision for loan losses, non-interest expense and income tax expense increased $76,000, $116,000 and $85,000 respectively. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.40% during the quarter ended September 30, 1998 from 3.50% during the same period last year. The interest rate spread at September 30, 1998 was 3.12% as compared to 3.23% at September 30, 1997 and 2.99% at June 30, 1998.

     Interest Income -- Interest income increased $91,000 to $18.4 million for the three month period ended September 30, 1998 from $18.3 million for the same period last year. The increase was primarily the result of a $8.6 million increase in interest earning assets to $923.2 million during the three month period ended September 30, 1998 from $914.6 million during the same period last year. The average yield on interest-earning assets decreased to 7.98% during the quarter ended September 30, 1998 from 8.02% during the same period last year.

     Interest earned on loans receivable increased $260,000 due primarily to a $9.1 million increase in the average balance of loans receivable to $657.5 million during the three month period ended September 30, 1998 from $648.4 million for the same period last year. In addition, the average yield on loans increased to 8.56% during the three month period ended September 30, 1998 from 8.52% for the same period last year. Even though the current interest rate environment was lower during the current period than during the same period last year on loans, the average yield of the loan portfolio has increased due to higher yielding non-one- to four-family loans comprising a larger portion of the loan portfolio.

     Interest earned on mortgage-backed securities decreased $508,000 due primarily to a $29.8 million decrease in the average balance of mortgage-backed securities outstanding to $121.3 million for the three month period ended September 30, 1998 from $151.1 million during the same period last year. The current low interest rate environment has resulted in substantial increases in the prepayments on mortgage-backed securities.

     Interest earned on investment securities, FHLB stock and other interest earning assets increased $339,000 primarily due to an increase in the average balance of these securities of $29.5 million to $144.5 million during the quarter ended September 30, 1998 from $115.0 million during the same period last year. The average yield decreased to 6.35% during the quarter ended September 30, 1998 from 6.80% for the same period last year. The decrease in average rates is due to the lower interest rate environment during the current period as compared to the prior period.

     Interest Expense -- Total interest expense increased $233,000 to $10.6 million for the three month period ended September 30, 1998 from $10.3 million for the same period last year. Interest expense on deposits increased $29,000 due to an increase in the average balance of deposits of $6.7 million to $636.4 million during the three month period ended September 30, 1998 from $629.7 million during the same period last year. The average rate paid on deposits decreased to 4.35% during the quarter ended September 30, 1998 from 4.38% for the same period last year as the Bank increased the amount of non-interest bearing demand accounts and the lower interest rate environment this period versus the prior period. Interest expense on borrowed funds and repurchase agreements increased $204,000 due primarily to an increase in the average balance of borrowed funds of $1.2 million to $234.0 million during the three month period ended September 30, 1998 from $232.8 million for the same period last year.

     Provisions for Loan Losses -- The provision for loan losses increased $76,000 to $240,000 for the three month period ended September 30, 1998 as compared to a $164,000 provision for the same period last year.

     The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At September 30, 1998 the Company had $5.2 million of non-performing assets (representing 0.52% of total assets) compared to $5.0 million at June 30, 1998 (representing 0.49% of total assets). There were foreclosed real estate loans totaling $332,000 at September 30, 1998 as compared to $307,000 at June 30, 1998. At September 30, 1998 the Company had an allowance for loan losses to non-performing assets of 94.24% as compared to 97.44% at June 30, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets".

     Non-Interest Income -- Non-interest income increased $364,000 to $2.3 million for the quarter ended September 30, 1998 from $2.0 million for the same quarter last year. Fees and service charges increased $245,000, net gain on sale of loans and securities available-for-sale increased $35,000 and other income increased $84,000.

     Non-Interest Expense -- Non-interest expense increased $116,000, or 1.7%, to $7.0 million for the quarter ended September 30, 1998 from $6.9 million for the same quarter last year. The primary reason for the $116,000 increase was equipment and furnishings expenses increasing $164,000 due to increased depreciation expenses related to new computer equipment purchased during the quarter ended March 31, 1998 as well as other expense increasing $110,000. These increases were partially offset by decreases in compensation and employee benefits, and marketing and advertising, of $112,000 and $103,000 respectively.

     Income Taxes -- Income tax expense increased $85,000 due to the $30,000 increase in income before income taxes and a higher effective tax rate of 41.0% during the quarter ended September 30, 1998 as compared to 38.5% during the same period last year.

     Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At September 30, 1998 and June 30, 1998 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.


                                                       (Unaudited)
                                                       September 30,    June 30,
                                                            1998          1998
                                                            ----          ----

Non-accruing loans:                                            (In Thousands)
Real Estate:
    One-to-four family ...............................      $1,670       $1,967
    Multi-family .....................................          --           89
    Commercial .......................................          --           35
    Construction .....................................         227          362
Commercial - non real estate .........................         103           32
Consumer .............................................       1,552        1,504
                                                            ------       ------
       Total .........................................       3,552        3,989
                                                            ------       ------
Accruing loans delinquent  90 days or more:
Real Estate:
    One-to-four family ...............................         622          442
    Multi-family .....................................          --           --
    Commercial .......................................          --           --
    Construction .....................................          --           --
Commercial - non real estate .........................          --           10
Consumer .............................................         483          174
                                                            ------       ------
       Total .........................................       1,105          626
                                                            ------       ------
Foreclosed Assets:
Real Estate:
    One-to-four family ...............................         302          279
    Multi-family .....................................          --           --
    Commercial .......................................          --           --
    Land .............................................          30           28
    Construction .....................................          --           --
Consumer .............................................         189          114
                                                            ------       ------
       Total .........................................         521          421
                                                            ------       ------
Total non-performing assets ..........................      $5,178       $5,036
                                                            ======       ======
Total as a percentage of total assets ................        0.52%        0.49%
                                                            ======       ======
Total allowance for loan losses to
 non-performing loans (exclusive
 of foreclosed) ......................................      104.79%      106.33%
                                                            ======       ======
Total allowance for loan losses to total
   non-performing assets .............................       94.24%       97.44%
                                                            ======       ======


     Non-Performing Assets -- Total non-performing assets increased $142,000 to $5.2 million at September 30, 1998 from $5.0 million at June 30, 1998 due to an increase of $309,000 in non-performing loans secured by savings deposits. Total non-performing assets as a percentage of total assets was 0.52% at September 30, 1998 as compared to 0.49% at June 30, 1998. The 0.52% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.87% at June 30, 1998, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1998, there were three other loans totaling $1.3 million identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     There were $332,000 in foreclosed real estate loans at September 30, 1998 and $189,000 in foreclosed consumer loans.

     At September 30, 1998 the recorded investment in impaired loans was $4.0 million, all of which were on non-accrual status. The Company has not established a specific impairment allowance for these loans. The amount of
interest   income   recognized   on  impaired   loans  during  this  period  was
insignificant.

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                              (Unaudited)
                                                          For the Three Month
                                                              Period Ended
                                                              September 30,
                                                        -----------------------
                                                           1998          1997
                                                           ----          ----
                                                        (Dollars in Thousands)

Balance at beginning of period .....................     $ 4,907       $ 4,651

Charge-Offs:
Real Estate:
     One- to four-family ...........................          --            --
     Commercial ....................................          --            --
Other:
     Commercial ....................................          (3)           --
     Consumer ......................................        (286)          (81)
                                                         -------       -------
Total charge-offs ..................................        (289)          (81)
                                                         -------       -------
Recoveries:
Other:
     Commercial ....................................          --            --
     Consumer ......................................          22             9
                                                         -------       -------
Total recoveries ...................................          22             9
                                                         -------       -------
Net charge-offs ....................................        (267)          (72)
Provisions charged to operations ...................         240           164
                                                         -------       -------
Balance at end of period ...........................     $ 4,880       $ 4,743
                                                         =======       =======
Ratio of net charge-offs during the
 period to average loans outstanding during
 the period ........................................        0.04%         0.01%
                                                         =======       =======
Ratio of net charge-offs during the period
 to average non-performing assets
 during the period .................................        5.23%         2.22%
                                                         =======       =======
Ratio of allowance for loan losses to
 loans receivable, net .............................        0.74%         0.72%
                                                         =======       =======

     Regulatory Capital -- At September 30, 1998 the Bank met all applicable regulatory capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of September 30, 1998.


                                                                                       Minimum to be         Minimum to be well
                                                                                  adequately capitalized   capitalized under prompt
                                                                                 under prompt corrective    corrective actions
                                                                Actual              actions provision             provision
                                                       ---------------------     ----------------------     -----------------------
As of September 30, 1998:                               Amount        Ratio        Amount        Ratio       Amount        Ratio
                                                        ------        -----        ------        -----       ------        -----
     Total capital (to risk-weighted assets)          $ 89,232        14.34%     $ 49,790         8.00%    $ 62,238       10.00%
     Core (Tier 1) capital (to risk-weighted assets)    84,396        13.56        24,895         4.00       37,343        6.00
     Core (Tier 1) capital (to adjusted assets)         84,396         8.69        38,841         4.00       48,552        5.00
     Tangible capital (to tangible assets)              84,396         8.69        14,565         1.50       14,565        1.50


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes there has been no material change in interest rate risk since June 30, 1998. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in WesterFed Financial Corporation's Annual Report for the fiscal year ended June 30, 1998.

Year 2000 Compliance

     General. The year 2000 ("Y2K") issue confronting the Bank and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates and that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated financial institution to survey its exposure, reassure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory rating , the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

     Risk. Like most financial institution service providers, the Bank and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information such as interest, payments or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Bank's operations and, in turn, its financial condition and result of operations.

     State of Readiness. During July 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

     o    Established senior management advisory and review responsibilities;
     o    Completed a Bank-wide inventory of applications and system software;
     o    Built  an  internal  tracking  database  for  application  and  vendor software;
     o    Developed compliance plans and schedules for all lines of business;
     o    Initiated vendor compliance verification;
     o    Began  awareness  and  education   activities  for  employees  through
          existing internal communication channels;
     o    Developed a brochure to be made available to all customers;
     o Developed a process to respond to customer inquiries to help educate customers on the Y2K issue; and
     o Converted to new certified Y2K primary data system including: 1) loans, deposit and general ledger software; 2) data center service provider; and 3) PC based hardware and software throughout the Bank.

     The following paragraphs summarize the phases of the Bank's Y2K plan:

     Awareness Phase. The Bank formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also received regulatory publications and attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

     Assessment Phase. The Bank's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. Where Y2K-ready versions were not immediately available, the Bank is monitoring vendor renovation progress. The Bank has begun identifying functional replacements which are either up-gradable or currently Y2K-ready, and a formal plan has been developed to repair, upgrade, or replace all mission critical systems.

     Beginning in August 1998, all commercial, agricultural and real estate credit commitments greater than $250,000 were sent a questionnaire developed by the Bank's credit administration staff to evaluate Y2K exposure. Because the Bank's loan portfolio is primarily real estate-based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk.

     Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available and have been ordered for all vendor supplied mission critical systems. Some of the Y2K-ready versions have been delivered and placed into production and have entered the validation process. Renovation of the Bank's internal corporate system is expected to be complete by December 31, 1998 with the exception of four branch telephone systems and 20 ATM machines which are expected to be completed by March 31, 1999. The Bank is currently working with its third party vendors in order to assess their progress in completing necessary modifications for year 2000 readiness. While no assurance can be given that such vendors will be Y2K compliant, management has been assured that such vendors are taking appropriate steps to address the issues on a timely basis.

     Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank currently is in the process of validation testing of each mission critical system with such testing 15% completed. The Bank's validation phase is expected to be completed by March 31, 1999 for all mission critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

     Implementation Phase. The Bank's plan calls for putting Y2K-ready systems into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed or are to be installed and placed into production with respect to all mission critical systems as received from vendors or suppliers and is expected to be completed by March 31, 1999.

     Bank Resources Invested. The Bank's Y2K project team has been assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested and changes put into service by March 31, 1999. The Y2K project team members represent all functional areas of the Bank, including data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by an Executive Vice President who is a member of the Bank's senior management team. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives monthly updates from, the Y2K project team.

     The Bank expenses all costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated not to exceed $600,000. The Bank does not expect material increases in future data processing costs related to Y2K compliance.

     Contingency Plans. During the assessment phase, the Bank began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Bank will convert to a new system from a list of prospective vendors. In each such case, realistic trigger dates will be established to allow for orderly and successful conversions. For some systems, contingency plans may consist of using spreadsheet software or reverting to manual systems until system problems can be corrected. Although the Bank has been informed that each of its primary vendors, with the exception of municipal water and sewer systems, anticipates that all mission critical systems either are or will timely be Y2K-ready, no warranties have been received from such vendors.

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


ITEM 2 CHANGE IN SECURITIES -- None


ITEM 3 DEFAULTS UPON SENIOR SECURITIES -- None


ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On October 27, 1998 the annual meeting of the stockholders was held to elect three directors of the Company and to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year ended June 30, 1999. The voting results are listed below:


   Proposal 1 - Election of Directors         For         Against       Abstain
                                           ---------      --------      --------
       Lyle R. Grimes                      4,696,663       38,503
       Otto G. Klein, Jr., M.D.            4,696,650       38,516
       William M. Leslie                   4,692,577       42,590

   Proposal 2 - Ratify the appointment
   of KPMG Peat Marwick LLP as
   independent public accountants          4,713,743        8,875         12,551


ITEM 5 OTHER INFORMATION -- None


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     A. Form 8-K

          The registrant filed current reports on Form 8-K on October 20, 1998 to report the quarterly earnings release and a dividend declaration of $0.135 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                 WESTERFED FINANCIAL CORPORATION





Date  ______________________            /s/ Lyle R. Grimes
                                            ------------------------------------
                                            Lyle R. Grimes
                                            Chairman of the Board/President and
                                                Chief Executive Officer
                                            (Duly Authorized Officer)



Date  _______________________           /s/ James A. Salisbury
                                            ------------------------------------
                                            James A. Salisbury
                                            Treasurer and Chief Financial
                                                 Officer
                                            (Principal Finance and Accounting
                                                 Officer)