Form 10-Q
period 1998-12-31
WESTERFED FINANCIAL CORP
filed 1999-02-12
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                         Commission file number 0-22772

                         WESTERFED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in this charter)

                DELAWARE                                         81-0487794
----------------------------------------                     -------------------
    (State or other jurisdiction of                          (IRS Employer ID #)
incorporation or organization)

  110 East Broadway, Missoula, Montana                              59802
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

     Registrant's telephone number,                              406-543-1338
          including area code                                -------------------

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

 Class: Common Stock, Par Value $0.01 per share; Outstanding at January 31, 1999
                -- 4,511,507 shares (including restricted shares)

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                             Page
-------------------------------                                             ----

ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets -- December 31, 1998 (Unaudited) and
    June 30, 1998 ........................................................  - 3-
  Consolidated Statements of Income -- Three and Six Month Periods Ended
    December 31, 1998 and December 31, 1997 (Unaudited) ..................  - 4-
  Consolidated Statements of Comprehensive Income for Three and Six Month
    Periods Ended December 31, 1998 and December 31, 1997 (Unaudited) ....  - 5-
  Consolidated Statement of Stockholders' Equity for the Six Month Period
    Ended December 31, 1998 (Unaudited) ..................................  - 6-
  Consolidated Statements of Cash Flows for the Six Month Period Ended
    December 31, 1998 and December 31, 1997 (Unaudited) ..................  - 7-

  Notes to Consolidated Financial Statements
    1.  Basis of Presentation ............................................  - 8-
    2.  Cash Equivalents .................................................  - 8-
    3.  Computation of Net Income per Share ..............................  - 8-
        Recently Issued Accounting Standard ..............................  - 8-
    4.  Dividends Declared ...............................................  - 8-
    5.  A Comparison of the Amortized Cost and Estimated Fair Value of
          Investment and Mortgage-backed Securities ......................  - 9-
        A Comparison of the Amortized Cost and Estimated Fair Value of
          Investment Securities by Contractual Maturities ................  -10-

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    1.  Forward Looking Statements .......................................  -11-
    2.  Changes in Financial Condition. Comparison of the Six Month
          Period from June 30, 1998 to December 31, 1998 .................  -11-
    3.  Comparison of Operating Results for the Three Month Period
          Ended December 31, 1998 and December 31, 1997 ..................  -14-
    4.  Comparison of Operating Results for the Six Month Period Ended
          December 31, 1998 and December 31, 1997 ........................  -18-

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk .......  -25-

PART II -- OTHER INFORMATION
----------------------------

    ITEM 1  LEGAL PROCEEDINGS ............................................  -28-
    ITEM 2  CHANGE IN SECURITIES .........................................  -28-
    ITEM 3  DEFAULTS UPON SENIOR SECURITIES ..............................  -28-
    ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ............  -28-
    ITEM 5  OTHER INFORMATION ............................................  -28-
    ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K .............................  -28-

SIGNATURES ...............................................................  -29-

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets -- December 31, 1998 (Unaudited) and June 30, 1998

(Dollars in thousands, except share and per share data)

                                                       (Unaudited)
                                                       December 31,   June 30,
                        ASSETS                             1998         1998
                        ------                         ------------  ----------
Cash and due from banks ..............................   $ 24,294    $   19,440
Interest-bearing due from banks ......................     15,340         9,628
                                                         --------    ----------
    Cash and cash equivalents ........................     39,634        29,068

Interest-bearing deposits ............................      1,885           100
Investment securities available-for-sale .............     86,210       108,511
Investment securities, at amortized cost (estimated
  market value of $12,330 at December 31, 1998 and
  $16,974 at June 30, 1998) ..........................     12,225        16,847
Stock in Federal Home Loan Bank of Seattle, at cost ..     14,086        13,560
Mortgage-backed securities available-for-sale ........     17,499        24,135
Mortgage-backed securities, at amortized cost
  (estimated market value of $94,541 at December 31,
  1998 and $104,962 at June 30, 1998) ................     92,048       102,298
Loans available-for-sale .............................      8,881         6,922
Loans receivable, net ................................    631,271       650,371
Accrued interest receivable ..........................      6,830         7,778
Premises and equipment, net ..........................     29,670        30,089
Core deposit intangible ..............................      4,105         4,518
Goodwill .............................................     15,429        15,762
Cash surrender value of life insurance policies ......      6,848         6,705
Other assets .........................................      3,960         5,472
                                                         --------    ----------
    Total assets .....................................   $970,581    $1,022,136
                                                         ========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Deposits ...........................................   $651,772    $  636,441
  Repurchase agreements ..............................      7,211         6,233
  Borrowed funds .....................................    201,869       248,953
  Advances from borrowers for taxes and insurance ....      3,208         4,052
  Income taxes .......................................      2,451         2,289
  Accrued interest payable ...........................      5,624         4,480
  Accrued expenses and other liabilities .............      7,812         9,988
                                                         --------    ----------
    Total liabilities ................................    879,947       912,436
                                                         --------    ----------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none outstanding .....................         --            --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,511,507 shares outstanding at
    December 31, 1998 and 5,585,303 outstanding at
    June 30, 1998 ....................................         56            56
  Additional paid-in capital .........................     69,169        68,923
  Common stock acquired by ESOP/RRP ..................     (2,347)       (2,520)
  Treasury stock, at cost ............................    (25,265)       (3,461)
  Net unrealized gain on securities available-for-sale         87            23
  Retained earnings, substantially restricted ........     48,934        46,679
                                                         --------    ----------
    Total stockholders' equity .......................   $ 90,634    $  109,700
                                                         --------    ----------
      Total liabilities and stockholders' equity .....   $970,581    $1,022,136
                                                         ========    ==========
    Book value per share .............................   $  20.09    $    19.64
                                                         ========    ==========
    Tangible book value per share ....................   $  15.76    $    16.01
                                                         ========    ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income -- Three and Six Month Periods
Ended December 31, 1998 and December 31, 1997 (Unaudited).

(Dollars in thousands, except share and per share data)

                                                        (Unaudited)                (Unaudited)
                                                    Three Months Ended          Six Months Ended
                                                        December 31,              December 31,
                                                  -----------------------   -----------------------
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
Interest income:
  Loans receivable ............................   $   13,604   $   14,211   $   27,670   $   28,018
  Mortgage-backed securities available-for-sale          272          540          627        1,119
  Mortgage-backed securities ..................        1,588        1,950        3,293        3,940
  Investment securities available-for-sale ....        1,797        1,203        3,666        2,421
  Investment securities .......................          214          612          471        1,127
  Interest-bearing deposits ...................          273          167          361          310
  Other .......................................           80           81          160          158
                                                  ----------   ----------   ----------   ----------
      Total interest income ...................       17,828       18,764       36,248       37,093
                                                  ----------   ----------   ----------   ----------
Interest expense:
  NOW and money market demand .................          792          847        1,673        1,664
  Savings .....................................          557          671        1,177        1,361
  Certificates of deposit .....................        5,312        5,468       10,738       10,859
  Advances from FHLB-Seattle and other
    borrowed funds ............................        3,204        3,665        6,842        7,099
                                                  ----------   ----------   ----------   ----------
      Total interest expense ..................        9,865       10,651       20,430       20,983
                                                  ----------   ----------   ----------   ----------
      Net interest income .....................        7,963        8,113       15,818       16,110
Provision for loan losses .....................         (270)        (256)        (510)        (420)
                                                  ----------   ----------   ----------   ----------
      Net interest income after provision for
        loan losses ...........................        7,693        7,857       15,308       15,690
                                                  ----------   ----------   ----------   ----------
Non-interest income:
  Loan origination fees .......................          742          476        1,429        1,004
  Service fees ................................        1,180        1,161        2,392        2,286
  Net gain on sale of loans and securities
    available-for-sale ........................          325          267          581          489
  Other .......................................          130           91          302          179
                                                  ----------   ----------   ----------   ----------
      Total non-interest income ...............        2,377        1,995        4,704        3,958
                                                  ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and employee benefits ..........        3,234        2,978        6,592        6,448
  Net occupancy expense of premises ...........          519          532        1,035        1,064
  Equipment and furnishings expense ...........          542          381        1,095          770
  Data processing expenses ....................          402          396          815          776
  Federal insurance premium ...................           83           90          171          180
  Intangibles amortization ....................          373          331          746          662
  Marketing and advertising ...................          219          106          373          362
  Other .......................................        1,613        1,601        3,127        3,006
                                                  ----------   ----------   ----------   ----------
      Total non-interest expense ..............        6,985        6,415       13,954       13,268
                                                  ----------   ----------   ----------   ----------
Income before income taxes ....................        3,085        3,437        6,058        6,380
Income taxes ..................................       (1,256)      (1,339)      (2,475)      (2,473)
                                                  ----------   ----------   ----------   ----------
      Net income ..............................   $    1,829   $    2,098   $    3,583   $    3,907
                                                  ==========   ==========   ==========   ==========
Net income per share:
    Basic .....................................   $     0.35   $     0.40   $     0.67   $     0.74
                                                  ==========   ==========   ==========   ==========
    Diluted ...................................   $     0.33   $     0.37   $     0.64   $     0.70
                                                  ==========   ==========   ==========   ==========
Dividends per share ...........................   $    0.140   $    0.120   $    0.275   $    0.235
                                                  ==========   ==========   ==========   ==========
Dividend payout ratio -- basic ................        40.00%       30.00%       41.04%       31.75%
                                                  ==========   ==========   ==========   ==========
Average common and common equivalent
  shares outstanding
    Basic .....................................    5,294,511    5,300,264    5,332,611    5,292,615
                                                  ==========   ==========   ==========   ==========
    Diluted ...................................    5,565,944    5,621,237    5,620,681    5,610,129
                                                  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income -- Three and Six Month Periods Ended December 31, 1998 and December 31, 1997 (Unaudited).

(Dollars in thousands)

                                                           (Unaudited)        (Unaudited)
                                                       Three Months Ended   Six Months Ended
                                                           December 31,       December 31,
                                                       ------------------   ----------------
                                                         1998      1997      1998      1997
                                                        ------    ------    ------    ------
Net income ..........................................   $1,829    $2,098    $3,583    $3,907
                                                        ------    ------    ------    ------
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities:
    Realized and unrealized holding gains (losses)
      arising during the period .....................     (640)     (107)      103       463
    Less: reclassification adjustment for gains
      included in net income ........................       --        (8)       --        (8)
                                                        ------    ------    ------    ------
Other comprehensive income (loss), before tax .......     (640)     (115)      103       455
Income tax benefit (expense) related to items of
  other comprehensive income ........................      243        44       (39)     (173)
                                                        ------    ------    ------    ------
Other comprehensive income (loss), after tax ........     (397)      (71)       64       282
                                                        ------    ------    ------    ------
Comprehensive income ................................   $1,432    $2,027    $3,647    $4,189
                                                        ======    ======    ======    ======

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Six Month Period Ended December 31, 1998 (Unaudited).

(Dollars in thousands, except share and per share data)
                                                                                           Net
                                                                                        Unrealized
                                                                                         Gain on
                                           Additional                                   Securities
                                   Common    Paid-In    ESOP/    Treasury   Retained  Available for
                                    Stock    Capital     RRP       Stock    Earnings       Sale        Total
                                   ------  ----------  -------   --------   --------  -------------  --------
Balance at June 30, 1998 .......    $ 56     $68,923   $(2,520)  $ (3,461)  $46,679        $ 23      $109,700

Net income .....................      --          --        --         --     3,583          --         3,583

Change in net unrealized gain on
  securities available-for-sale       --          --        --         --        --          64            64

ESOP shares committed to
  be released ..................      --         144       114         --        --          --           258

Amortization of award of
  RRP stock ....................      --          --        59         --        --          --            59

Purchase of treasury stock,
  at cost -- 1,082,854 shares ..      --          --        --    (21,804)       --          --       (21,804)

Stock options exercised
  (9,060 shares) ...............      --         102        --         --        --          --           102

Cash dividends declared
  ($0.275 per share) ...........      --          --        --         --    (1,328)         --        (1,328)
                                    ----     -------   -------   --------   -------        ----      --------
Balance at December 31, 1998 ...    $ 56     $69,169   $(2,347)  $(25,265)  $48,934        $ 87      $ 90,634
                                    ====     =======   =======   ========   =======        ====      ========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Six Month Period Ended December 31, 1998 and December 31, 1997 (Unaudited)

(Dollars in thousands)
                                                                (Unaudited)
                                                              Six Months Ended
                                                                December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Net cash provided by operating activities .................. $ 17,308  $ 10,044
                                                             --------  --------
Cash flows from investing activities:
  Net change in interest-bearing deposits ..................   (1,785)    1,900
  Principal payments on mortgage-backed securities .........   10,352     6,408
  Purchases of mortgage-backed securities available-for-sale     (914)   (4,998)
  Principal payments on mortgage-backed securities
    available-for-sale .....................................    7,444     4,817
  Purchases of investment securities .......................       --    (5,483)
  Proceeds from maturities of investment securities ........    4,636    15,076
  Proceeds from maturities of investment securities
    available-for-sale .....................................   93,195    27,995
  Proceeds from sale of investment securities
    available-for-sale .....................................       --     6,008
  Purchase of investment securities available-for-sale .....  (70,566)  (70,543)
  Principal payments on investment securities
    available-for-sale .....................................      167       227
  Net change in loans receivable ...........................   18,945   (37,919)
  Purchases of premises and equipment ......................     (807)   (3,172)
  Proceeds from sale of premises and equipment .............       12        --
  Purchase of Federal Home Loan Bank stock .................       --      (990)
                                                             --------  --------
Net cash provided (used) by investing activities ...........   60,679   (60,674)
                                                             --------  --------
Cash flows from financing activities:
  Net change in deposits excluding interest credited .......    2,967       801
  Net change in repurchase agreements ......................      978      (116)
  Proceeds from borrowings .................................   99,000   252,165
  Payments on borrowings ................................... (146,116) (189,162)
  Net change in advances from borrowers for taxes
    and insurance ..........................................     (844)     (183)
  Proceeds from exercise of options ........................      102       444
  Payments to acquire treasury stock .......................  (21,804)     (380)
  Dividends paid to stockholders ...........................   (1,704)   (1,419)
                                                             --------  --------
Net cash (used) provided by financing activities ...........  (67,421)   62,150
                                                             --------  --------
Net increase in cash and cash equivalents ..................   10,566    11,520

Cash and cash equivalents at beginning of period ...........   29,068    17,159
                                                             --------  --------
Cash and cash equivalents at end of period ................. $ 39,634  $ 28,679
                                                             ========  ========
Supplemental disclosure of cash flow information:
  Payments during the period for:
    Interest ............................................... $  6,719  $  6,426
    Income taxes, net ......................................    2,325     2,430
                                                             ========  ========

See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results anticipated for the year ending June 30, 1999. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") annual report for the year ended June 30, 1998.

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

          The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except share and per share data)
                                                              (Unaudited)                 (Unaudited)
                                                       For the Three Month Period   For the Six Month Period
                                                           Ended December 31,          Ended December 31,
                                                       --------------------------   ------------------------
                                                           1998          1997          1998          1997
                                                        ----------    ----------    ----------    ----------
Numbers of shares on which basic earnings
  per share is calculated:
    Average outstanding shares during the period ....    5,294,511     5,300,264     5,332,611     5,292,615
    Add: Incremental shares under stock option plans.      268,856       294,589       286,477       291,978
         Incremental shares related to RRPs .........        2,577        26,384         1,593        25,536
                                                        ----------    ----------    ----------    ----------
Number of shares on which diluted earnings
  per share is calculated ...........................    5,565,944     5,621,237     5,620,681     5,610,129
                                                        ----------    ----------    ----------    ----------
Net income applicable to common stockholders ........   $    1,829    $    2,098    $    3,583    $    3,907
                                                        ==========    ==========    ==========    ==========
Basic earnings per share ............................   $     0.35    $     0.40    $     0.67    $     0.74
                                                        ==========    ==========    ==========    ==========
Diluted earnings per share ..........................   $     0.33    $     0.37    $     0.64    $     0.70
                                                        ==========    ==========    ==========    ==========

          Stock options to purchase 57,085 shares as of December 31, 1998 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. No stock options were excluded from the computation of diluted earnings per share in 1997.

4.   DIVIDENDS DECLARED

          On January 20, 1999 the Board of Directors of the Company declared a quarterly cash dividend of $0.14 per share, payable on February 24, 1999 to stockholders of record on February 10, 1999.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:

                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                                 (Unaudited)
                                              December 31, 1998                               June 30, 1998
                                 --------------------------------------------  --------------------------------------------
                                               Gross       Gross    Estimated                Gross       Gross    Estimated
                                 Amortized  Unrealized  Unrealized     Fair    Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains      Losses      Value       Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ---------  ---------  ----------  ----------  ---------
Federal Agency obligations ....   $  2,998    $   11       $ --      $  3,009   $  2,994    $   27       $ --      $  3,021
U.S. Government obligations ...         --        --         --            --        100        --         --           100
Corporate obligations .........      6,979        81         --         7,060     11,473        87         --        11,560
Other investments .............      2,248        13         --         2,261      2,280        13         --         2,293
                                  --------    ------       ----      --------   --------     -----       ----      --------
  Total investment securities .     12,225       105         --        12,330     16,847       127         --        16,974
Mortgage-backed securities ....     92,048     2,534        (41)       94,541    102,298     2,695        (31)      104,962
                                  --------    ------       ----      --------   --------     -----       ----      --------
                                  $104,273    $2,639       $(41)     $106,871   $119,145     $2,822      $(31)     $121,936
                                  ========    ======       ====      ========   ========     ======      ====      ========

                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)

                                                 (Unaudited)
                                              December 31, 1998                               June 30, 1998
                                 --------------------------------------------  --------------------------------------------
                                               Gross       Gross    Estimated                Gross       Gross    Estimated
                                 Amortized  Unrealized  Unrealized     Fair    Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains      Losses      Value       Cost       Gains      Losses      Value
                                 ---------  ----------  ----------  ---------  ---------  ----------  ----------  ---------
Federal Agency obligations ....   $ 68,504     $203       $(209)     $ 68,498   $ 89,792     $100       $(111)     $ 89,781
Corporate obligations .........     17,524      102          (3)       17,623     18,658       62          --        18,720
Other investments .............          3       86          --            89          3        7          --            10
                                  --------     ----       -----      --------   --------     ----       -----      --------
  Total investment securities .     86,031      391        (212)       86,210    108,453      169        (111)      108,511
Mortgage-backed securities ....     17,538       97        (136)       17,499     24,156      165        (186)       24,135
                                  --------     ----       -----      --------   --------     ----       -----      --------
                                  $103,569     $488       $(348)     $103,709   $132,609     $334       $(297)     $132,646
                                  ========     ====       =====      ========   ========     ====       =====      ========

     A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT DECEMBER 31, 1998 IS AS FOLLOWS:

                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                                          (Unaudited)
                                                       December 31, 1998
                                                     ----------------------
                                                     Amortized    Estimated
                                                        Cost     Fair Value
                                                     ---------   ----------
     Due in one year or less .......................  $    38      $    38
     Due after one year through 5 years ............    9,976       10,068
     Due after 5 years through 10 years ............      237          237
     Due after 10 years ............................    1,974        1,987
                                                      -------      -------
                                                      $12,225      $12,330
                                                      =======      =======


                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)

                                                          (Unaudited)
                                                       December 31, 1998
                                                     ----------------------
                                                     Amortized    Estimated
                                                        Cost     Fair Value
                                                     ---------   ----------
     Due in one year or less .......................  $39,972      $40,111
     Due after one year through 5 years ............   42,097       42,187
     Due after 5 years through 10 years ............    2,000        1,998
     Other .........................................    1,003        1,087
     SBA loans contractually due after 5 years .....      959          827
                                                      -------      -------
                                                      $86,031      $86,210
                                                      =======      =======

     Expected   maturities  of  mortgage-backed   securities  will  differ  from
     contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

                                      -10

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

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTH PERIOD FROM JUNE 30, 1998 TO DECEMBER 31, 1998.

          General - Total assets decreased $51.4 million to $970.6 million at December 31, 1998 from $1.022 billion at June 30, 1998. The decrease in assets was primarily the result of decreases in loans receivable and loans available-for-sale of $17.1 million, a decrease in mortgage-backed securities of $16.9 million and a decrease in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $18.8 million. Total deposits increased $15.4 million while borrowed funds decreased $46.1 million and stockholders' equity decreased $19.1 million.

          Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale decreased $17.1 million to $640.2 million at December 31, 1998 from $657.3 million at June 30, 1998. One- to four-family and consumer real estate loans decreased $24.5 million and $9.6 million respectively while commercial, agricultural and other consumer loans increased $17.0 million. The decrease in loans receivable was primarily the result of principal repayments of $143.7 million and the sale of loans available-for-sale of $66.6 million, partially offset by loan originations of $192.8 million. Because of the interest rate risk concerns incurred with long term lending associated with fixed-rate one-to four family loans (generally with terms of thirty years) in the current low interest rate environment management has decided not to reinvest the proceeds of the sale of such loans at this time and has instead used the proceeds to pay down borrowed funds and to repurchase common stock.

          Mortgage-Backed Securities - Mortgage-backed securities decreased $16.9 million to $109.5 million at December 31, 1998 from $126.4 million at June 30, 1998 primarily as a result of principal pay downs of $17.8 million.

          Investment Securities, FHLB Stock and Other Interest Earning Assets - Investment securities, FHLB stock and other interest earning assets decreased $18.8 million to $136.6 million at December 31, 1998 from $155.4 million at June 30, 1998. The $18.8 million decrease was primarily the result of investment securities maturing and being called, or paid off early, by issuers in excess of new purchases of such investments.

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

          Interest Rate Caps - Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At December 31, 1998, the amount of the unamortized premiums paid related to the interest rate cap transactions was $79,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

          The following summarizes interest rate cap agreements at December 31, 1998:

                   Notional principal        Agreement
                         amount             termination        Cap
                   ------------------       -----------       -----
                     (in thousands)

                        $ 5,000              July, 1999        6.5%
                          5,000              July, 1999        7.0%
                          5,000              July, 2000        6.0%
                        -------
                        $15,000
                        =======

          Interest Rate Swaps - Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At December 31, 1998 the Bank did not have any interest rate swap agreements in place.

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

              At December 31, 1998 the Bank had no structured notes.

          Deposits - Deposits increased $15.4 to $651.8 million at December 31, 1998 from $636.4 million at June 30, 1998. Checking and money market accounts increased $25.8 million while passbook accounts and certificates of deposit decreased $10.4 million.

          Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements decreased $46.1 million to $209.1 million at December 31, 1998 from $255.2 million at June 30, 1998. There were new borrowings of $24.6 million with maturities of less than one year and $25.8 million of advances maturing in one or more years. The increase from new borrowings was more than offset by principal repayments and maturities of $96.5 million.

          Stockholders' Equity - Stockholders' equity decreased $19.1 million to $90.6 million at December 31, 1998 from $109.7 million at June 30, 1998. This decrease was due to the repurchase of 1,082,854 shares of common stock at $20.00 for a total of $21.8 million. This decrease was partially offset by increases in equity resulting from net income for the six month period of $3.6 million, $317,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, $64,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115, and the issuance of 9,060 new common shares with a recorded value of $102,000 related to exercised stock options. Stockholders' equity was also reduced $1.3 million for dividends declared during the six month period.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                              RESULTS OF OPERATIONS

                                                       Three Months Ended
                                                          December 31,
                                                           (Unaudited)
                                                  -----------------------------
                                                    1998                  1997
                                                   Amount     Change     Amount
                                                  -------     ------    -------
                                                          (In Thousands)

Total interest income ........................    $17,828     $(936)    $18,764
Total interest expense .......................      9,865      (786)     10,651
                                                  -------     -----     -------
    Net interest income ......................      7,963      (150)      8,113
Provision for loan losses ....................       (270)      (14)       (256)
                                                  -------     -----     -------
    Net interest income after provision
      for loan losses ........................      7,693      (164)      7,857
                                                  -------     -----     -------
Fees and service charges .....................      1,922       285       1,637
Gain on sale of loans, mortgage-backed
  securities and investment securities .......        325        58         267
Other non-interest income ....................        130        39          91
                                                  -------     -----     -------
    Total non-interest income ................      2,377       382       1,995
                                                  -------     -----     -------
Income before non-interest expense ...........     10,070       218       9,852
Total non-interest expense ...................      6,985       570       6,415
                                                  -------     -----     -------
    Income before income taxes ...............      3,085      (352)      3,437
Income taxes .................................     (1,256)      (83)     (1,339)
                                                  -------     -----     -------
    Net income ...............................    $ 1,829     $(269)    $ 2,098
                                                  =======     =====     =======

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

                                                              Three Month Period Ended
                                                                     (Unaudited)
                                           --------------------------------------------------------------
                                                  December 31, 1998              December 31, 1997
                                           ------------------------------  ------------------------------
                                             Average    Interest             Average    Interest
                                           Outstanding  Earned/    Yield/  Outstanding  Earned/    Yield/
                                           Balance (5)    Paid      Rate   Balance (5)    Paid      Rate
                                           -----------  --------   ------  -----------  --------   ------
INTEREST EARNING ASSETS:
  Loans receivable(1)(2) .................   $642,972   $13,604      8.46%   $666,589   $14,211      8.53%
  Mortgage-backed securities(2) ..........    112,678     1,860      6.60     144,993     2,490      6.87
  Investments(2) .........................    124,358     2,011      6.47     107,738     1,815      6.74
  Other interest-earning assets(3) .......     21,241       273      5.14       6,131       167     10.90
  Cash surrender value of life insurance .      6,824        80      4.69       6,522        81      4.97
                                             --------   -------    ------    --------   -------    ------
Total Interest-Earning Assets ............    908,073    17,828      7.85     931,973    18,764      8.05
                                             ========   =======    ======    ========   =======    ======
INTEREST-BEARING LIABILITIES:
  Certificates of deposits ...............   $376,463   $ 5,312      5.64%   $378,825   $ 5,468      5.77%
  Passbook deposits ......................     90,831       557      2.45      97,108       671      2.76
  Demand and NOW accounts ................    116,539       205      0.70     108,517       322      1.19
  Money market accounts ..................     60,763       587      3.86      52,213       525      4.02
                                             --------   -------    ------    --------   -------    ------
      Total deposits .....................    644,596     6,661      4.13     636,663     6,986      4.39
  Borrowed funds .........................    219,277     3,204      5.84     245,277     3,665      5.98
                                             --------   -------    ------    --------   -------    ------
      Total Interest-Bearing Liabilities .   $863,873   $ 9,865      4.57%   $881,940   $10,651      4.83%
                                             ========   =======    ======    ========   =======    ======
Net interest income ......................              $ 7,963                         $ 8,113
                                                        =======                         =======
Net interest rate spread .................                           3.28%                           3.22%
                                                                   ======                          ======
Net interest earning assets ..............   $ 44,200                        $ 50,033
                                             ========                        ========
Net interest margin(4) ...................                           3.51%                           3.48%
                                                                   ======                          ======
Average interest-earning assets to average
  interest-bearing liabilities ...........               105.12%                         105.67%
                                                        =======                         =======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2)  Includes held and available-for-sale categories
(3)  Includes primarily short-term liquid assets
(4)  Net interest income divided by average interest earning assets
(5)  Based on average monthly balances

          General - Net income decreased $269,000 to $1.8 million for the quarter ended December 31, 1998 as compared to $2.1 million for the same period last year, due primarily to an increase in non-interest expense. Net interest income after provision for loan losses decreased $164,000 and non-interest income increased $382,000 while non-interest expense increased $570,000 and income tax expense decreased $83,000. The net interest margin (net interest income divided by average interest-earning assets) increased to 3.51% during the quarter ended December 31, 1998 from 3.48% during the same period last year. The interest rate spread increased to 3.28% at December 31, 1998 as compared to 3.22% at December 31, 1997.

          Interest Income - Interest income decreased $936,000 to $17.8 million for the three month period ended December 31, 1998 from $18.8 million for the same period last year. The decrease was the result of a decrease in the average yield on average interest earning assets to 7.85% during the quarter ended December 31, 1998 from 8.05% during the same period last year and a decrease in the average balance of interest earning assets of $23.9 million to $908.1 million during the quarter ended December 31, 1998 from $932.0 million during the same period last year.

          Interest earned on loans receivable decreased $607,000 due primarily to a $23.6 million decrease in the average balance of loans receivable to $643.0 million during the three month period ended December 31, 1998 from $666.6 million for the same period last year. In addition, the average yield on loans receivable decreased to 8.46% during the three month period ended December 31, 1998 from 8.53% for the same period last year.

          Interest earned on mortgage-backed securities decreased $630,000 due primarily to a $32.3 million decrease in the average balance of mortgage-backed securities outstanding to $112.7 million for the three month period ended December 31, 1998 from $145.0 million during the same period last year.

          Interest earned on investment securities, FHLB stock and other interest earning assets increased $301,000 primarily due to an increase in the average balance of these securities of $32.0 million to $152.4 million during the quarter ended December 31, 1998 from $120.4 million during the same period last year. The average yield decreased to 6.21% during the quarter ended December 31, 1998 from 6.85% for the same period last year.

          Interest Expense - Total interest expense decreased $786,000 to $9.9 million for the three month period ended December 31, 1998 from $10.7 million for the same period last year. Interest expense on deposits decreased $325,000 due primarily due to a decrease in the average rate paid on deposits to 4.13% during the quarter ended December 31, 1998 from 4.39% for the same period last year. The average balance of deposits increased $7.9 million to $644.6 million during the three month period ended December 31, 1998 from $636.7 million during the same period last year. Interest expense on borrowed funds decreased $461,000 due both to a decrease in the average balance of borrowed funds of $26.0 million to $219.3 million during the three month period ended December 31, 1998 from $245.3 million for the same period last year and a decrease in the average rate paid on borrowed funds to 5.84% during the quarter ended December 31, 1998 from 5.98% during the same period last year.

          Provisions for Loan Losses - The provision for loan losses increased $14,000 to $270,000 for the three month period ended December 31, 1998 as compared to a $256,000 provision for the same period last year.

          The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At December 31, 1998 the Company had $4.6 million of non-performing assets (representing 0.47% of total assets) compared to $5.0 million at June 30, 1998 (representing 0.49% of total assets). At December 31, 1998 the Company had an allowance for loan losses to non-performing assets of 105.78% as compared to 97.4% at June 30, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets."

          Non-Interest Income - Non-interest income increased $382,000 to $2.4 million for the quarter ended December 31, 1998 from $2.0 million for the same quarter last year. Fees, service charges and other income increased $324,000 and net gain on sale of loans and securities available-for-sale increased $58,000. The current low interest rate environment has produced strong mortgage loan refinance activity which resulted in $1.1 million of loan origination fees on loans sold and gain on sale of loans available-for-sale during the quarter ended December 31, 1998.

          Non-Interest Expense - Non-interest expense increased $570,000 to $7.0 million for the quarter ended December 31, 1998 from $6.4 million for the same quarter last year. The $570,000 increase was primarily the result of increases in marketing, equipment and furnishings, and compensation and employee benefit costs of $113,000, $161,000 and $260,000 respectively. The quarter ended December 31, 1998 included expenses incurred related to the testing of the year 2000 issues and additional professional fees of approximately $200,000.

          Income Taxes - Income tax expense decreased $83,000 due primarily to the $352,000 decrease in income before income taxes.

4. COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

                              RESULTS OF OPERATIONS

                                                        Six Months Ended
                                                          December 31,
                                                           (Unaudited)
                                                  -----------------------------
                                                    1998                  1997
                                                   Amount     Change     Amount
                                                  -------     ------    -------
                                                          (In Thousands)

Total interest income ........................    $36,248     $(845)    $37,093
Total interest expense .......................     20,430      (553)     20,983
                                                  -------     -----     -------
    Net interest income ......................     15,818      (292)     16,110
Provision for loan losses ....................       (510)      (90)       (420)
                                                  -------     -----     -------
    Net interest income after provision
      for loan losses ........................     15,308      (382)     15,690
                                                  -------     -----     -------
Fees and service charges .....................      3,821       531       3,290
Gain on sale of loans, mortgage-backed
  securities and investment securities .......        581        92         489
Other non-interest income ....................        302       123         179
                                                  -------     -----     -------
    Total non-interest income ................      4,704       746       3,958
                                                  -------     -----     -------
Income before non-interest expense ...........     20,012       364      19,648
    Total non-interest expense ...............     13,954       686      13,268
                                                  -------     -----     -------
    Income before income taxes ...............      6,058      (322)      6,380
Income taxes .................................     (2,475)       (2)     (2,473)
                                                  -------     -----     -------
Net income ...................................    $ 3,583     $(324)    $ 3,907
                                                  =======     =====     =======

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

                                                               Six Month Period Ended
                                                                     (Unaudited)
                                           --------------------------------------------------------------
                                                  December 31, 1998              December 31, 1997
                                           ------------------------------  ------------------------------
                                             Average    Interest             Average    Interest
                                           Outstanding  Earned/    Yield/  Outstanding  Earned/    Yield/
                                           Balance (5)    Paid      Rate   Balance (5)    Paid      Rate
                                           -----------  --------   ------  -----------  --------   ------
INTEREST EARNING ASSETS:
  Loans receivable(1)(2) .................   $650,235   $27,670      8.51%   $657,501   $28,018      8.52%
  Mortgage-backed securities(2) ..........    116,978     3,920      6.70     148,060     5,059      6.83
  Investments(2) .........................    128,496     4,137      6.44     103,762     3,548      6.84
  Other interest-earning assets(3) .......     13,163       361      5.49       7,504       310      8.26
  Cash surrender value of life insurance .      6,789       160      4.71       6,439       158      4.91
                                             --------   -------    ------    --------   -------    ------
Total Interest-Earning Assets ............    915,661    36,248      7.92     923,266    37,093      8.04
                                             ========   =======    ======    ========   =======    ======
INTEREST-BEARING LIABILITIES:
  Certificates of deposits ...............   $377,251   $10,738      5.69%   $377,265   $10,859      5.76%
  Passbook deposits ......................     91,179     1,177      2.58      98,921     1,361      2.75
  Demand and NOW accounts ................    112,876       491      0.87     105,947       640      1.21
  Money market accounts ..................     59,213     1,182      3.99      51,069     1,024      4.01
                                             --------   -------    ------    --------   -------    ------
      Total deposits .....................    640,519    13,588      4.24     633,202    13,884      4.39
  Borrowed funds .........................    226,623     6,842      6.04     239,038     7,099      5.94
                                             --------   -------    ------    --------   -------    ------
      Total Interest-Bearing Liabilities .   $867,142   $20,430      4.71%   $872,240   $20,983      4.81%
                                             ========   =======    ======    ========   =======    ======
Net interest income ......................              $15,818                         $16,110
                                                        =======                         =======
Net interest rate spread .................                           3.21%                           3.23%
                                                                   ======                          ======
Net interest earning assets ..............   $ 48,519                        $ 51,026
                                             ========                        ========
Net interest margin(4) ...................                           3.45%                           3.49%
                                                                   ======                          ======
Average interest-earning assets to average
  interest-bearing liabilities ...........               105.60%                         105.85%
                                                        =======                         =======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2)  Includes held and available-for-sale categories
(3)  Includes primarily short-term liquid assets
(4)  Net interest income divided by average interest earning assets
(5)  Based on average monthly balances

          General -- Net income decreased $324,000 to $3.6 million for the six month period ending December 31, 1998 as compared to $3.9 million for the same period last year. Net interest income after provision for loan losses decreased $382,000 and non-interest income increased $746,000 while non-interest expense increased $686,000. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.45% during the six months ended December 31, 1998 from 3.49% during the same period last year. The interest rate spread at December 31, 1998 was 3.21% as compared to 3.23% at December 31, 1997.

          Interest Income -- Interest income decreased $845,000 to $36.2 million for the six month period ended December 31, 1998 from $37.1 million for the same period last year. The decrease was the result of a decrease in the yield on earning assets to 7.92% during the six months ended December 31, 1998 from 8.04% during the same period last year and a $7.6 million decrease in average interest earning assets to $915.7 million during the six month period ended December 31, 1998 from $923.3 million during the same period last year.

          Interest earned on loans receivable decreased $348,000 due primarily to a $7.3 million decrease in the average balance of loans receivable to $650.2 million during the six month period ended December 31, 1998 from $657.5 million for the same period last year. In addition, the average yield on loans decreased slightly to 8.51% during the six month period ended December 31, 1998 from 8.52% for the same period last year.

          Interest earned on mortgage-backed securities decreased $1.1 million due primarily to a $31.1 million decrease in the average balance of mortgage-backed securities outstanding to $117.0 million for the six month period ended December 31, 1998 from $148.1 million during the same period last year.

          Interest earned on investment securities, FHLB stock and other interest earning assets increased $642,000 primarily due to an increase in the average balance of these securities of $30.7 million to $148.4 million during the six months ended December 31, 1998 from $117.7 million during the same period last year. The average yield decreased to 6.28% during the six months ended December 31, 1998 from 6.82% for the same period last year.

          Interest Expense -- Total interest expense decreased $553,000 to $20.4 million for the six month period ended December 31, 1998 from $21.0 million for the same period last year. Interest expense on deposits decreased $296,000 due primarily to a decrease in the average rate paid on deposits to 4.24% during the six month period ended December 31, 1998 from 4.39% during the same period last year. The average balance of deposits increased $7.3 million to $640.5 million during the six month period ended December 31, 1998 from $633.2 million during the same period last year. Interest expense on borrowed funds decreased $257,000 due primarily to an decrease in the average balance of borrowed funds of $12.4 million to $226.6 million during the six month period ended December 31, 1998 from $239.0 million for the same period last year.

          Provisions for Loan Losses -- The provision for loan losses increased $90,000 to $510,000 for the six month period ended December 31, 1998 as compared to a $420,000 provision for the same period last year.

          Non-Interest Income -- Non-interest income increased $746,000 to $4.7 million for the six months ended December 31, 1998 from $4.0 million for the same six months last year. Fees, service charges and other income increased $654,000 and net gain on sale of loans and securities available-for-sale increased $92,000.

          Non-Interest Expense -- Non-interest expense increased $686,000 to $14.0 million for the six months ended December 31, 1998 from $13.3 million for the same six months last year. The $746,000 increase was primarily the result of increases in equipment and furnishings, other operating and compensation and employee benefit costs of $325,000, $276,000 and $148,000 respectively. The six months ended December 31, 1998 included $295,000 in expenses related to the testing of the year 2000 issues and other professional fees. The six months ended December 31, 1997 included approximately $240,000 in professional fees and other expenses related to the consolidation of data processing systems.

          Income Taxes -- Income tax expense increased $2,000 while income before income taxes decreased $322,000. This was the result of a higher effective tax rate in the current year due to the exclusion of non-tax deductible items from the current fiscal year calculations as compared to not being excluded in the same period last year.

          Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At December 31, 1998 and June 30, 1998 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure.

                                                                   (Unaudited)
                                                              ----------------------
                                                              December 31,  June 30,
                                                                  1998        1998
                                                              ------------  --------
                                                                  (In Thousands)
     Non-accruing loans:
     Real Estate:
       One-to-four family ...................................    $1,164      $1,967
       Multi-family .........................................        --          89
       Commercial ...........................................       267          35
       Construction .........................................       112         362
     Commercial - non real estate ...........................       107          32
     Consumer ...............................................     1,455       1,504
                                                                 ------      ------
         Total ..............................................     3,105       3,989
                                                                 ------      ------
     Accruing loans delinquent 90 days or more:
     Real Estate:
       One-to-four family ...................................       725         442
       Multi-family .........................................        --          --
       Construction .........................................        --          --
     Commercial - non real estate ...........................        --          10
     Consumer ...............................................       242         174
                                                                 ------      ------
         Total ..............................................       967         626
                                                                 ------      ------
     Foreclosed Assets:
     Real Estate:
       One-to-four family ...................................       234         279
       Multi-family .........................................        --          --
       Commercial ...........................................        26          28
       Construction .........................................        --          --
     Consumer ...............................................       249         114
                                                                 ------      ------
         Total ..............................................       509         421
                                                                 ------      ------
     Total non-performing assets ............................    $4,581      $5,036
                                                                 ======      ======
     Total as a percentage of total assets ..................      0.47%       0.49%
                                                                 ======      ======
     Total allowance for loan losses to assets non-performing
       loans (exclusive of foreclosed assets) ...............    119.01%     106.33%
                                                                 ======      ======
     Total allowance for loan losses to total
       non-performing assets ................................    105.78%      97.44%
                                                                 ======      ======

          Non-Performing Assets - Total non-performing assets decreased $455,000 to $4.6 million at December 31, 1998 from $5.0 million at June 30, 1998. The $455,000 decrease in non-performing assets was primarily the result of a $520,000 decrease in non-performing one-to-four family loans. Total non-performing assets as a percentage of total assets decreased to 0.47% at December 31, 1998 as compared to 0.49% at June 30, 1998. The 0.47% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.80% at September 30, 1998 which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of December 31, 1998, there were nine agricultural loans to three different borrowers totaling $4.4 million and one commercial real estate loan of $1.1 million identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

          At December 31, 1998 the recorded investment in impaired loans was $3.1 million, all of which were on non-accrual status. The Company has not established a specific impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was insignificant.

          The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      For the Three Month    For the Six Month
                                                          Period Ended          Period Ended
                                                          December 31,          December 31,
                                                      -------------------    -----------------
                                                        1998       1997       1998       1997
                                                       ------     ------     ------     ------
                                                               (Dollars in Thousands)
Balance at beginning of period .....................   $4,880     $4,743     $4,907     $4,651
                                                       ------     ------     ------     ------
Charge-Offs:
Real Estate:
  One- to four-family ..............................     (130)        --       (130)        --
  Commercial .......................................       --         --         --         --
Other:
  Commercial .......................................      (45)        --        (48)
  Consumer .........................................     (152)       (72)      (438)      (153)
                                                       ------     ------     ------     ------
Total charge-offs ..................................     (327)       (72)      (616)      (153)
                                                       ------     ------     ------     ------
Recoveries:
Other:
  Commercial .......................................       --          3         --          3
  Consumer .........................................       23         12         45         21
                                                       ------     ------     ------     ------
Total recoveries ...................................       23         15         45         24
                                                       ------     ------     ------     ------
Net charge-offs ....................................     (304)       (57)      (571)      (129)
Provisions charged to operations ...................      270        256        510        420
                                                       ------     ------     ------     ------
Balance at end of period ...........................   $4,846     $4,942     $4,846     $4,942
                                                       ======     ======     ======     ======
Ratio of net charge-offs during the period to
  average loans outstanding during the period ......     0.05%      0.01%      0.09%      0.02%
                                                       ======     ======     ======     ======
Ratio of net charge-offs during the period to
  average non-performing assets during the period ..     6.23%      1.43%     11.70%      3.23%
                                                       ======     ======     ======     ======

          Regulatory Capital -- At December 31, 1998 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of December 31, 1998.

                                                                                Minimum to be          Minimum to be well
                                                                            adequately capitalized  capitalized under prompt
                                                                           under prompt corrective     corrective actions
                                                             Actual          actions provision              provision
                                                        ----------------   -----------------------  ------------------------
As of December 31, 1998:                                 Amount    Ratio       Amount    Ratio          Amount      Ratio
------------------------                                -------    -----      -------    -----         -------      -----
  Total capital (to risk-weighted assets)               $71,521    11.66%     $49,060     8.00%        $61,326      10.00%
  Core (Tier 1) capital (to risk-weighted assets)        66,737    10.88       24,530     4.00          36,795       6.00
  Core (Tier 1) capital (to adjusted assets)             66,737     7.06       37,823     4.00          47,278       5.00
  Tangible capital (to tangible assets)                  66,737     7.06       14,184     1.50          14,184       1.50

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

"Year 2000 Readiness Disclosure"

          General. The year 2000 ("Y2K") issue confronting the Bank and its suppliers, customers, customer's suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates and that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

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

          State of Readiness. During July 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

          o Established senior management advisory and review responsibilities;
          o Completed a Bank-wide assessment of applications and system software;

          o Built an internal tracking database for application and vendor software;
          o Developed compliance plans and schedules for all lines of business;
          o    Initiated vendor compliance verification;
          o Began awareness and education activities for employees through existing internal communication channels;
          o    Developed and mailed brochures to all customers;
          o Developed a process to respond to customer inquiries to help educate customers on the Y2K issue; and
          o    Converted to new certified Y2K primary data system including:
               1) loans, deposit and general ledger software; 2) data center service provider; and 3) PC based hardware and software throughout the Bank.
          o    Completed validation testing of 85% of mission critical systems.

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

          Assessment Phase. The Bank's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. An assessment of applications and software (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. Where Y2K-ready versions were not immediately available, the Bank is monitoring vendor renovation progress. The Bank has begun identifying functional replacements which are either up-gradable or currently Y2K-ready, and a formal plan has been developed to repair, upgrade, or replace all mission critical systems.

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

          Renovation Phase. The Bank's assessment of applications and system software revealed that Y2K upgrades were available and have been ordered for all vendor supplied mission critical systems. Some of the Y2K-ready versions have been delivered and placed into production and have entered the validation process with the exception of four branch telephone systems and 20 ATM machines which are expected to be completed by March 31, 1999. The Bank is currently working with its third party vendors in order to assess their progress in completing necessary modifications for year 2000 readiness. While no assurance can be given that such vendors will be Y2K compliant, management has been assured that such vendors are taking appropriate steps to address the issues on a timely basis.

          Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank currently is in the process of validation testing of each mission critical system with such testing 85% completed. The Bank's validation phase is expected to be completed by March 31, 1999 for all mission critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

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

          Bank Resources Invested. The Bank's Y2K project team has been assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested and changes put into service by March 31, 1999. The Y2K project team members represent all functional areas of the Bank, including data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by an Executive Vice President who is a member of the Bank's senior management team. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives monthly updates from the Y2K project team.

          The Bank  expenses  all  costs  associated  with the  required  system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated not to exceed $210,000. The Bank does not expect material increases in future data processing costs related to Y2K compliance.

          Contingency Plans. During the assessment phase, the Bank began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Bank will convert to a new system from a list of prospective vendors. In each such case, realistic trigger dates will be established to allow for orderly and successful conversions. For some systems, contingency plans may consist of using spreadsheet software or reverting to manual systems until system problems can be corrected. The Bank has been informed on mission critical systems that each of its primary vendors are either ready, or will be timely Y2K-ready.

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

ITEM 2   CHANGE IN SECURITIES -- None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS -- None

ITEM 5   OTHER INFORMATION -- None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         A.  Form 8-K

             The registrant filed current reports on Form 8-K on February 2, 1999 to report the quarterly earnings release and a dividend declaration of $0.14 per share and February 9, 1999 to report a correction of earnings release dated January 20, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                      WESTERFED FINANCIAL CORPORATION




Date ______________________           /s/ Lyle R. Grimes
                                      ------------------------------------------
                                      Lyle R. Grimes
                                      Chairman of the Board/President and
                                        Chief Executive Officer
                                      (Duly Authorized Officer)



Date ______________________           /s/ James A. Salisbury
                                      ------------------------------------------
                                      James A. Salisbury
                                      Executive Vice President/Treasurer and
                                        Chief Financial Officer
                                      (Principal Finance and Accounting Officer)