Form 10-Q
period 1999-03-31
WESTERFED FINANCIAL CORP
filed 1999-05-13
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                  -------------
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1999

                                       OR

                                  -------------
      [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission file number 0-22772

                         WESTERFED FINANCIAL CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in this charter)

     DELAWARE                                                     81-0487794
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer ID #)
incorporation or organization)



110 East Broadway, Missoula, Montana                                  59802
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,                        406-721-5254
    including area code                     ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.


                               Yes      X                  No
                                   -----------                ------------

The number of shares outstanding of each of the Issuer's Classes of Common Stock, as of the latest date is:

  Class: Common Stock, Par Value $0.01 per share; Outstanding at April 30, 1999
                 4,538,559 shares (including restricted shares)

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page

ITEM 1. FINANCIAL STATEMENTS
 Consolidated Balance Sheets - March 31, 1999
     (Unaudited) and June 30, 1998.........................................- 3 -
 Consolidated Statements of Income - Three and Nine
     Month Periods Ended March 31, 1999 and
     March 31, 1998 (Unaudited)............................................- 4 -
 Consolidated Statements of Comprehensive Income
     for Three and Nine Month Periods Ended
     March 31, 1999 and March 31, 1998 (Unaudited).........................- 5 -
 Consolidated Statement of Stockholders' Equity for
     the Nine Month Period Ended March 31, 1999
     (Unaudited)...........................................................- 6 -
 Consolidated Statements of Cash Flows for the Nine
     Month Period Ended March 31, 1999 and
     March 31, 1998 (Unaudited)  ..........................................- 7 -
 Notes to Consolidated Financial Statements
     1.   Basis of Presentation............................................- 8 -
     2.   Cash Equivalents.................................................- 8 -
     3.   Computation of Net Income per Share..............................- 8 -
     4.   Dividends Declared...............................................- 8 -
     5.   A Comparison of the Amortized Cost and
              Estimated Fair Value of Investment
              Securities and Mortgage-backed Securities ...................- 9 -
          A Comparison of the Amortized Cost and
              Estimated Fair Value of Investment
              Securities by Contractual Maturities........................- 10 -

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
      1.   Forward Looking Statements.....................................- 11 -
      2.   Changes in Financial Condition.
               Comparison of the Nine Month Periods
               from June 30, 1998 to March 31, 1999.......................- 11 -
      3.   Comparison of Operating Results for the
               Three Month Periods Ended
               March 31, 1999 and March 31, 1998..........................- 14 -
      4.   Comparison of Operating Results for the
               Nine Month Periods Ended
               March 31, 1999 and March 31, 1998..........................- 18 -

ITEM 3. Quantitative and Qualitative Disclosures
        about Market Risk.................................................- 25 -

PART II -- OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS..............................................- 28 -
ITEM 2     CHANGE IN SECURITIES...........................................- 28 -
ITEM 3     DEFAULTS UPON SENIOR SECURITIES................................- 28 -
ITEM 4     SUBMISSION OF MATTERS TO VOTE
              OF SECURITY HOLDERS.........................................- 28 -
ITEM 5     OTHER INFORMATION..............................................- 28 -
ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K...............................- 28 -

SIGNATURES................................................................- 29 -

ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1999 (Unaudited) and June 30, 1998

                                                                          (Unaudited)
                                                                            March 31,       June 30,
(Dollars in thousands, except share and per share data)                       1999           1998
                                                                         -------------  -------------
                                ASSETS
Cash and due from banks                                                  $    18,349      $    19,440
Interest-bearing due from banks                                                1,661            9,628
                                                                         -----------      -----------
       Cash and cash equivalents                                              20,010           29,068

Interest-bearing deposits                                                      1,885              100
Investment securities available-for-sale                                     110,922          108,511
Investment securities, at amortized cost (estimated market value of
    $12,290 at March 31, 1999 and $16,974 at June 30, 1998)                   12,230           16,847
Stock in Federal Home Loan Bank of Seattle, at cost                           14,355           13,560
Mortgage-backed securities available-for-sale                                 56,189           24,135
Mortgage-backed securities, at amortized cost (estimated market
    value of $90,025 at March 31, 1999 and $104,962 at June 30, 1998)         87,358          102,298
Loans available-for-sale                                                       2,111            6,922
Loans receivable, net                                                        624,894          650,371
Accrued interest receivable                                                    7,073            7,778
Premises and equipment, net                                                   29,125           30,089
Core deposit intangible                                                        3,911            4,518
Goodwill                                                                      15,263           15,762
Cash surrender value of life insurance policies                                6,928            6,705
Other assets                                                                   4,714            5,472
                                                                         -----------      -----------
     Total assets                                                        $   996,968      $ 1,022,136
                                                                         ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                              $   645,848      $   636,441
   Repurchase agreements                                                       6,236            6,233
   Borrowed funds                                                            230,873          248,953
   Advances from borrowers for taxes and insurance                             6,660            4,052
   Income taxes                                                                2,471            2,289
   Accrued interest payable                                                    5,786            4,480
   Accrued expenses and other liabilities                                      7,643            9,988
                                                                         -----------      -----------
       Total liabilities                                                     905,517          912,436
                                                                         -----------      -----------


Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding                                                           ---              ---
    Common stock, $.01 par value, 10,000,000 shares authorized;
     4,525,209 shares outstanding at March 31, 1999 and
     5,585,303 outstanding at June 30, 1998                                       56               56
    Additional paid-in capital                                                69,377           68,923
    Common stock acquired by ESOP/RRP                                         (2,282)          (2,520)
    Treasury stock, at cost                                                  (25,319)          (3,461)
    Net unrealized (loss) gain  on securities available-for-sale                (270)              23
    Retained earnings, substantially restricted                               49,889           46,679
                                                                         -----------      -----------
       Total stockholders' equity                                             91,451          109,700
                                                                         -----------      -----------
           Total liabilities and stockholders' equity                    $   996,968      $ 1,022,136
                                                                         ===========      ===========
       Book value per share                                              $     20.21      $     19.64
                                                                         ===========      ===========
       Tangible book value per share                                     $     15.97      $     16.01
                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three and Nine Month Periods Ended March 31, 1999 and March 31, 1998 (Unaudited).

(Dollars in thousands, except share and per share data)                  (Unaudited)                         (Unaudited)
                                                                     Three Months Ended                   Nine Months Ended
                                                                          March 31,                           March 31,
                                                               --------------------------------  -----------------------------------
                                                                     1999               1998            1999              1998
                                                               --------------  ----------------  ----------------  -----------------
Interest income:
  Loans receivable                                            $      12,988      $      14,171     $     40,658      $     42,189
  Mortgage-backed securities available-for-sale                         383                476            1,010             1,595
  Mortgage-backed securities                                          1,481              1,891            4,774             5,831
  Investment securities available-for-sale                            1,781              1,699            5,446             4,120
  Investment securities                                                 214                325              685             1,452
   Interest-bearing deposits                                            145                210              506               520
  Other                                                                  90                 94              251               252
                                                              -------------      -------------     ------------     -------------
      Total interest income                                          17,082             18,866           53,330            55,959
                                                              -------------      -------------     ------------     -------------
Interest expense:
  NOW and money market demand                                           837                817            2,510             2,481
  Savings                                                               518                651            1,742             2,012
  Certificates of deposit                                             4,985              5,489           15,676            16,348
  Advances from FHLB-Seattle and other borrowed funds                 3,031              3,886            9,873            10,985
                                                              -------------      -------------     ------------     -------------
      Total interest expense                                          9,371             10,843           29,801            31,826
                                                              -------------      -------------     ------------     -------------
      Net interest income                                             7,711              8,023           23,529            24,133
Provision for loan losses                                              (345)              (210)            (855)             (630)
                                                              -------------      -------------     ------------     -------------
      Net interest income after provision for loan losses             7,366              7,813           22,674            23,503
                                                              -------------      -------------     ------------     -------------
Non-interest income:
  Loan origination fees on loans sold                                   560                598            1,988             1,602
  Service fees                                                        1,090              1,096            3,482             3,382
  Net gain on sale of loans available-for-sale                          185                210              767               695
  Net gain on sale of securities available-for-sale                      25                  2               25                 6
  Other                                                                 192                217              494               396
                                                              -------------      -------------     ------------     -------------
      Total non-interest income                                       2,052              2,123            6,756             6,081
                                                              -------------      -------------     ------------     -------------
Non-interest expenses:
  Compensation and employee benefits                                  3,253              3,538            9,845             9,985
  Net occupancy expense of premises                                     507                541            1,542             1,605
  Equipment and furnishings expense                                     593                478            1,687             1,248
  Data processing expenses                                              409                441            1,224             1,218
  Federal insurance premium                                              87                 88              258               268
  Intangibles amortization                                              361                356            1,107             1,018
  Marketing and advertising                                             119                264              491               626
  Other                                                               1,627              1,875            4,756             4,881
                                                              -------------      -------------     ------------     -------------
      Total non-interest expense                                      6,956              7,581           20,910            20,849
                                                              -------------      -------------     ------------     -------------
Income before income taxes                                            2,462              2,355            8,520             8,735
Income taxes                                                           (878)              (995)          (3,353)           (3,468)
                                                              -------------      -------------     ------------     -------------
  Net income                                                  $       1,584      $       1,360     $      5,167     $       5,267
                                                              =============      =============     ============     =============
Net income per share:
  Basic                                                       $        0.37      $        0.26     $       1.03     $        0.99
                                                              =============      =============     ============     =============
  Diluted                                                     $        0.35      $        0.24     $       0.98     $        0.94
                                                              =============      =============     ============     =============
Dividends per share                                           $       0.145      $       0.125     $      0.420     $       0.360
                                                              =============      =============     ============     =============
Dividend payout ratio - basic                                         39.19%             48.08%           40.78%            36.36%
                                                              =============      =============     ============     =============
Average common and common equivalent shares outstanding
  Basic                                                           4,308,744          5,323,395        4,998,622         5,302,875
                                                              =============      =============     ============     =============
  Diluted                                                         4,568,287          5,627,401        5,277,183         5,617,315
                                                              =============      =============     ============     =============

      See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income - Three and Nine Month Periods Ended March 31, 1999 and March 31, 1998 (Unaudited).


(Dollars in thousands)                                                               (Unaudited)                 (Unaudited)
                                                                                  Three Months Ended          Nine Months Ended
                                                                                      March 31,                   March 31,
                                                                                ------------------------  --------------------------
                                                                                   1999         1998          1999         1998
                                                                                ---------  -------------  ------------  ------------

Net income                                                                      $   1,584     $   1,360     $   5,167   $    5,267
                                                                                ---------     ---------     ---------   ----------

Other  comprehensive  income  (loss):  Unrealized  gains  (losses) on investment securities:
      Realized and unrealized holding gains (losses) arising during the period      (573)            25          (463)         480
      Add: reclassification adjustment for gains included in net income               (3)           (40)          (10)         (40)
                                                                                ---------     ---------     ---------   ----------

Other comprehensive income (loss), before tax                                       (576)           (15)         (473)         440
Income tax benefit (expense) related to items of other comprehensive income          219              6           180         (167)
                                                                                ---------     ---------     ---------   ----------

Other comprehensive income (loss), after tax                                        (357)            (9)         (293)         273
                                                                                ---------     ---------     ---------   ----------

Comprehensive income                                                            $   1,227     $   1,351     $   4,874   $    5,540
                                                                                =========     =========     =========   ==========


See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended March 31, 1999 (Unaudited).

(Dollars in thousands, except share and per share data)



                                                                                                    Net
                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                        Additional                              on Securities
                                           Common         Paid-In       ESOP/       Treasury    Available for  Retained
                                            Stock         Capital        RRP          Stock         Sale       Earnings    Total
                                         ------------ -------------- ------------  -----------  -----------  ---------  -----------
Balance at June 30, 1998                   $   56      $     68,923   $   (2,520)  $   (3,461)   $    23     $ 46,679   $  109,700

Net income                                      -                 -            -            -          -        5,167        5,167

Change in net unrealized (loss) on
     securities available-for-sale              -                 -            -            -       (293)           -         (293)

ESOP shares committed to
     be released                                -               198          170            -          -            -          368

Amortization of award of
     RRP stock                                  -                 -           68            -          -            -           68

Purchase of treasury stock,
     at cost (1,082,854 shares)                 -                 -            -      (21,858)         -            -      (21,858)

Stock options exercised
     (22,766 shares)                            -               256            -            -          -            -          256

Cash dividends declared
     ($0.420 per share)                         -                 -            -            -          -       (1,957)      (1,957)

                                           ------      ------------   ----------   ----------    -------     --------   ----------
Balance at March 31, 1999                  $   56      $     69,377   $   (2,282)  $  (25,319)   $  (270)    $ 49,889   $   91,451
                                           ======      ============   ==========   ==========    =======     ========   ==========



See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Nine month Periods Ended March 31, 1999 and March 31, 1998
(Unaudited)

(Dollars in thousands)

                                                             (Unaudited)
                                                          Nine Months Ended
                                                              March 31,
                                                      --------------------------
                                                         1999            1998
                                                      -----------   ------------

Net cash provided by operating activities             $  31,944      $   19,563
                                                      ---------      ----------
Cash flows from investing activities:
  Net change in interest-bearing deposits                (1,785)          1,900
  Purchases of
      Investment securities                                   -          (5,483)
      Investment securities available-for-sale         (127,761)        (99,274)
      Mortgage-backed securities available-for-sale     (42,672)         (4,998)

  Proceeds from maturities of:
      Investment securities                               4,636          16,276
      Investment securities available-for-sale          112,150          59,445

  Proceeds from sale of:
      Investment securities available-for-sale           13,019          11,020
      Mortgage-backed securities available-for-sale           -             331

  Principal payments from:
      Investment securities available-for-sale              423             292
      Mortgage-backed securities                         15,093           8,027
      Mortgage-backed securities available-for-sale      10,212          10,139

 Net change in loans receivable                          25,137         (35,222)
  Purchases of premises and equipment                      (900)         (5,478)
  Proceeds from sale of premises and equipment               12             925
  Purchase of Federal Home Loan Bank stock                    -          (1,129)
                                                      ---------      ----------
Net cash provided (used) by investing activities          7,564         (43,229)
                                                      ---------      ----------

Cash flows from financing activities:
  Net change in deposits excluding interest credited     (9,148)         (5,828)
  Net change in repurchase agreements                         3           1,231
  Proceeds from borrowings                              198,000         290,165
  Payments on borrowings                               (216,121)       (244,818)
  Net change in advances from borrowers for
     taxes and insurance                                  2,608           1,053
  Proceeds from exercise of options                         256             534
  Payments to acquire treasury stock                    (21,857)           (380)
  Dividends paid to stockholders                         (2,307)         (1,257)
                                                      ---------      ----------
Net cash (used) provided by financing activities        (48,566)         40,700
                                                      ---------      ----------
Net (decrease) increase in cash and cash equivalents     (9,058)         17,034
Cash and cash equivalents at beginning of period         29,068          17,159
                                                      ---------      ----------
Cash and cash equivalents at end of period            $  20,010      $   34,193
                                                      =========      ==========
Supplemental  disclosure of cash flow  information:
  Payments  during the period for:
      Interest                                        $   9,642      $   10,136
      Income taxes, net                                   2,905           3,641
                                                      =========      ==========


See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10- Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results anticipated for the year ending June 30, 1999. For additional information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") audited annual report for the year ended June 30, 1998.

2.       CASH EQUIVALENTS
              For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.       COMPUTATION OF NET INCOME PER SHARE
              Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period less unvested RRP and unallocated ESOP shares. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

              The following table sets forth the computation of basic and diluted earnings per share:

                                                                         (Unaudited)                (Unaudited)
                                                                 For the Three Month Period  For the Nine Month Period
                                                                       Ended March 31,            Ended March 31,
(Dollars in thousands, except share and per share data)              ----------------------    ----------------------
                                                                        1999         1998        1999         1998
                                                                     ---------    ---------    ---------    ---------
Numbers of shares on which basic earnings per share is calculated:
    Average outstanding shares during the period                     4,308,744    5,323,395    4,998,622    5,302,875
    Add:     Incremental shares under stock option plans               257,833      302,646      276,929      297,185
             Incremental shares related to RRPs                          1,710        1,360        1,632       17,255
                                                                     ---------    ---------    ---------    ---------
Number of shares on which diluted earnings per share is calculated   4,568,287    5,627,401    5,277,183    5,617,315
                                                                     ---------    ---------    ---------    ---------
Net income applicable to common stockholders                         $   1,584    $   1,360    $   5,167    $   5,267
                                                                     =========    =========    =========    =========
Basic earnings per share                                             $    0.37    $    0.26    $    1.03    $    0.99
                                                                     =========    =========    =========    =========
Diluted earnings per share                                           $    0.35    $    0.24    $    0.98    $    0.94
                                                                     =========    =========    =========    =========

              Stock options to purchase 57,085 shares as of March 31, 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. No stock options were excluded from the computation of diluted earnings per share in 1998.

4.       DIVIDENDS DECLARED
              On April 20, 1999 the Board of Directors of the Company declared a quarterly cash dividend of $0.145 per share, payable on May 21, 1999 to stockholders of record on May 7, 1999.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:


                                                                         HELD-TO-MATURITY
                                                                      (Dollars in Thousands)
                                                  (Unaudited)
                                                March 31, 1999                                       June 30, 1998
                               ------------------------------------------     ----------------------------------------
                                             Gross    Gross     Estimated                  Gross    Gross     Estimated
                               Amortized Unrealized Unrealized     Fair      Amortized Unrealized Unrealized     Fair
                                 Cost       Gains     Losses       Value        Cost       Gains    Losses      Value
                               --------    -------    ------     --------     --------     -----    ------    --------
Federal Agency obligations     $ 2,999      $    2     $  -      $  3,001     $  2,994    $   27      $ --    $  3,021
U.S. Government obligations          -           -        -             -          100        --        --         100
Corporate obligations            6,982          45        -         7,027       11,473        87        --      11,560
Other investments                2,249          13        -         2,262        2,280        13        --       2,293
                               -------      ------     ----      --------     --------    ------      ----    --------
  Total investment securities   12,230          60        -        12,290       16,847       127        --      16,974
Mortgage-backed securities      87,358       2,696      (29)       90,025      102,298     2,695       (31)    104,962
                               -------      ------     ----      --------     --------    ------      ----    --------
                               $99,588      $2,756     $(29)     $102,315     $119,145    $2,822      $(31)   $121,936
                               =======      ======     ====      ========     ========    ======      ====    ========


                                                                        AVAILABLE-FOR-SALE
                                                                      (Dollars in Thousands)
                                                  (Unaudited)
                                                March 31, 1999                                       June 30, 1998
                               ----------------------------------------------     ----------------------------------------
                                              Gross       Gross      Estimated                 Gross    Gross     Estimated
                               Amortized    Unrealized Unrealized      Fair      Amortized Unrealized Unrealized     Fair
                                 Cost         Gains      Losses       Value         Cost       Gains    Losses      Value
                               --------      -------     ------      --------     --------     -----    ------    --------
Federal Agency obligations     $ 95,200      $   103     $ (436)     $ 94,867     $ 89,792     $ 100    $ (111)   $ 89,781
Corporate obligations            15,906           66         (2)       15,970       18,658        62        --      18,720
Other investments                     3           82          -            85            3         7        --          10
                               --------      -------     ------      --------     --------     -----    ------    --------
  Total investment securities   111,109          251       (438)      110,922      108,453       169      (111)    108,511
Mortgage-backed securities       56,438           87       (336)       56,189       24,156       165      (186)     24,135
                               --------      -------     ------      --------     --------     -----    ------    --------
                               $167,547      $   338     $ (774)     $167,111     $132,609     $ 334    $ (297)   $132,646
                               ========      =======     ======      ========     ========     =====    ======    ========

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT MARCH 31, 1999 IS AS FOLLOWS:



                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                            (Unaudited)
                                           March 31, 1999
                                    ----------------------------
                                        Amortized     Estimated
                                           Cost       Fair Value
                                     --------------  ------------
Due in one year  or less             $      38        $      38
Due after one year through 5 years       9,981           10,028
Due after 5 years through 10 years         237              237
Due after 10 years                       1,974            1,987
                                     ---------        ---------
                                     $  12,230        $  12,290
                                     =========        =========


                                   AVAILABLE-FOR-SALE
                                 (Dollars in Thousands)

                                            (Unaudited)
                                           March 31, 1999
                                    ----------------------------
                                      Amortized      Estimated
                                         Cost        Fair Value
                                    ------------     -----------
Due in one year  or less             $  23,516        $  23,588
Due after one year through 5 years      84,888           84,622
Due after 5 years through 10 years           -                -
Other and SBA                            2,705            2,712
                                     ---------        ---------
                                     $ 111,109        $ 110,922
                                     =========        =========




Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       FORWARD LOOKING STATEMENTS

              When used in this Form 10-Q or future filings made by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors could affect Western Security Bank's (the "Bank") financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

              The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTH PERIOD FROM JUNE 30, 1998 TO MARCH 31, 1999.

              General - Total assets decreased $25.0 million to $997.0 million at March 31, 1999 from $1.022 billion at June 30, 1998. The decrease in assets was primarily the result of decreases in loans receivable and loans available-for-sale of $30.3 million, and a decrease in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $7.4 million partially offset by an increase in mortgage-backed securities of $17.1 million. Total deposits increased $9.4 million while borrowed funds decreased $18.1 million and stockholders' equity decreased $18.2 million.

              Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale decreased $30.3 million to $627.0 million at March 31, 1999 from $657.3 million at June 30, 1998. Commercial, commercial real estate and consumer loans increased $4.1 million, $9.5 million, and $10.2 million respectively while residential, agricultural and consumer real estate secured decreased $36.9 million, $3.6 million and $13.6 million respectively. The decrease in loans receivable was primarily the result of principal repayments of $212.5 million and the sale of loans available-for-sale of $89.6 million, partially offset by loan originations of $271.5 million. Because of the interest rate risk incurred with long term lending associated with fixed-rate one-to four family loans (usually thirty year), the Bank sells a substantial portion of the thirty year loans and reinvests the proceeds in stock repurchases, debt reduction and other types of loans and investments.

              Mortgage-Backed Securities - Mortgage-backed securities increased $17.1 million to $143.5 million at March 31, 1999 from $126.4 million at June 30, 1998 primarily as a result of purchases of $42.7 million, which were partially offset by principal pay-downs of $25.3 million.

              Investment Securities, FHLB Stock and Other Interest Earning Assets - Investment securities, FHLB stock and other interest earning assets decreased $7.4 million to $148.0 million at March 31, 1999 from

         $155.4 million at June 30, 1998. The $7.4 million decrease was primarily the result of investment securities maturing and being called, or paid off early, by issuers in excess of new purchases of such investments.

              Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $666,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $777,000 for the twelve months ending June 30, 1999.

              From time to time, the Bank, the regulated thrift institution subsidiary of the Company, may, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest rate trends.

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

              Interest Rate Caps - Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At March 31, 1999, the amount of the unamortized premiums paid related to the interest rate cap transactions was $51,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

         The following summarizes interest rate cap agreements at March 31, 1999:



               Notional principal              Agreement
                     amount                   termination               Cap
               ------------------------    ------------------- --------------
                 (in thousands)
                     $ 5,000                   July, 1999               6.5%
                       5,000                   July, 1999               7.0%
                       5,000                   July, 2000               6.0%
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

              Interest Rate Swaps - Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At March 31, 1999 the Bank did not have any interest rate swap agreements in place.

              At March 31, 1999 the Bank had no structured notes.

              Deposits - Deposits increased $9.4 million to $645.8 million at March 31, 1999 from $636.4 million at June 30, 1998. Checking and money market accounts increased $21.3 million while savings accounts and certificates of deposit decreased $11.9 million.

              Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements decreased $18.1 million to $237.1 million at March 31, 1999 from $255.2 million at June 30, 1998. There were new borrowings of $134.2 million with maturities of less than one year and $63.8 million of advances maturing in one or more years. The increase from new borrowings was more than offset by principal repayments and maturities of $216.1 million.

              Stockholders' Equity - Stockholders' equity decreased $18.2 million to $91.5 million at March 31, 1999 from $109.7 million at June 30, 1998. This decrease was due to the repurchase of 1,082,854 shares of common stock at $20.00 per share for a total of $21.8 million. This decrease was partially offset by increases in equity resulting from net income for the nine month period of $5.2 million, $436,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, and the issuance of 22,766 new common shares with a recorded value of $256,000 related to exercised stock options. Stockholders' equity was also reduced $2.0 million for dividends declared during the nine month period and a decrease of $293,000 related to the change in unrealized losses associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 AND MARCH 31, 1998

                              RESULTS OF OPERATIONS
                                                      Three Months Ended
                                                          March 31,
                                                         (Unaudited)
                                            ------------------------------------
                                               1999                       1998
                                              Amount        Change       Amount
                                            -----------  -----------  ----------
                                                              (In Thousands)

Total interest income                       $ 17,082      $ (1,784)    $ 18,866
Total interest expense                        (9,371)        1,472      (10,843)
                                            --------      --------     --------
 Net interest income                           7,711          (312)       8,023
Provision for loan losses                       (345)         (135)        (210)
                                            --------      --------     --------
 Net interest income after
   provision for loan losses                   7,366          (447)       7,813
                                            --------      --------     --------

Fees and service charges                       1,650           (44)       1,694
Net gain on sale of loans
 available-for-sale                              185           (25)         210
Net gain on sale of securities
 available-for-sale                               25            23            2
Other non-interest income                        192           (25)         217
                                            --------      --------     --------
         Total non-interest income             2,052           (71)       2,123
                                            --------      --------     --------

Income before non-interest expense             9,418          (518)       9,936
Total non-interest expense                    (6,956)          625       (7,581)
                                            --------      --------     --------

         Income before income taxes            2,462           107        2,355
Income taxes                                    (878)          117         (995)
                                            --------      --------     --------

         Net income                         $  1,584      $    224     $  1,360
                                            ========      ========     ========

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



                                                                       Three Month Period Ended
                                                                               (Unaudited)
                                           ----------------------------------------------------------------------------------
                                                       March 31, 1999                                 March 31, 1998
                                           ---------------------------------------      -------------------------------------
                                              Average      Interest                         Average      Interest
                                            Outstanding     Earned/        Yield/         Outstanding     Earned/     Yield/
                                            Balance (5)      Paid          Rate           Balance (5)      Paid        Rate
                                           -------------  -----------  ----------        -------------  -----------  ---------
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $  628,784   $  12,988       8.26%          $ 674,817  $    14,171        8.40%
  Mortgage-backed securities (2)                 125,787       1,864       5.93             138,388        2,367        6.84
  Investment securities (2)                      133,149       1,995       5.99             115,674        2,024        7.00
  Other interest-earning assets (3)                5,159         145      11.24              14,305          210        5.87
  Cash surrender value of life insurance           6,902          90       5.22               6,599           94        5.70
                                              ----------   ---------     ------           ---------  -----------      ------
Total Interest-Earning Assets                 $  899,781   $  17,082       7.59%          $ 949,783  $    18,866        7.95%
                                              ==========   =========     ======           =========  ===========      ======
INTEREST-BEARING LIABILITIES:
  Certificates of deposits                    $  373,402   $   4,985       5.34%          $ 386,531  $     5,489        5.68%
  Passbook deposits                               90,543         518       2.29              95,469          651        2.73
  Demand and NOW accounts                        110,970         190       0.68             108,329          285        1.05
  Money market accounts                           68,449         647       3.78              53,513          531        3.97
                                              ----------   ---------     ------           ---------  -----------      ------
    Total deposits                               643,364       6,340       3.94             643,842        6,956        4.32
  Borrowed funds                                 221,663       3,031       5.47             255,347        3,887        6.09
                                              ----------   ---------     ------           ---------  -----------      ------
   Total Interest-Bearing Liabilities         $  865,027   $   9,371       4.33%          $ 899,189  $    10,843        4.82%
                                              ==========   =========     ======           =========  ===========      ======
Net interest income                                        $   7,711                                 $     8,023
                                                           =========                                 ===========
Net interest rate spread                                                   3.26%                                        3.13%
                                                                         ======                                       ======
Net interest earning assets                   $   34,754                                  $  50,594
                                              ==========                                  =========
Net interest margin (4)                                                    3.43%                                        3.38%
                                                                         ======                                       ======
Average interest-earning assets to average
    interest-bearing liabilities                              104.02%                                     105.63%
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

         General - Net income increased $224,000 to $1.6 million for the quarter ended March 31, 1999 as compared to $1.4 million for the same period last year, due primarily to a decrease in non-interest expense. Net interest income after provision for loan losses decreased $447,000 and non-interest income decreased $71,000 while non-interest expense decreased $625,000 and income tax expense decreased $117,000. The net interest margin (net interest income divided by average interest-earning assets) increased to 3.43% during the quarter ended March 31, 1999 from 3.38% during the same period last year. The interest rate spread increased to 3.26% at March 31, 1999 as compared to 3.13% at March 31, 1998.

         Interest Income - Interest income decreased $1.8 million to $17.1 million for the three month period ended March 31, 1999 from $18.9 million for the same period last year. The decrease was the result of a decrease in the average yield on average interest earning assets to 7.59% during the quarter ended March 31, 1999 from 7.95% during the same period last year and a decrease in the average balance of interest earning assets of $50.0 million to $899.8 million during the quarter ended March 31, 1999 from $949.8 million during the same period last year.

         Interest earned on loans receivable decreased $1.2 million due primarily to a $46.0 million decrease in the average balance of loans receivable to $628.8 million during the three month period ended March 31, 1999 from $674.8 million for the same period last year. In addition, the average yield on loans receivable decreased to 8.26% during the three month period ended March 31, 1999 from 8.40% for the same period last year.

         Interest earned on mortgage-backed securities decreased $503,000 due primarily to a $12.6 million decrease in the average balance of mortgage-backed securities outstanding to $125.8 million for the three month period ended March 31, 1999 from $138.4 million during the same period last year. The average yield decreased to 5.93% during the three month period ended March 31, 1999 from 6.84% for the same period last year.

         Interest earned on investment securities, FHLB stock and other interest earning assets decreased $98,000 primarily due to a decrease in the average yield to 6.14% during the quarter ended March 31, 1999 from 6.82% for the same period last year. The average balance of these securities increased $8.6 million to $145.2 million during the quarter ended March 31, 1999 from $136.6 million during the same period last year.

         Interest Expense - Total interest expense decreased $1.4 million to $9.4 million for the three month period ended March 31, 1999 from $10.8 million for the same period last year. Interest expense on deposits decreased $616,000 due primarily to a decrease in the average rate paid on deposits to 3.94% during the quarter ended March 31, 1999 from 4.32% for the same period last year. The average balance of deposits increased $478,000 to $643.4 million during the three month period ended March 31, 1999 from $643.8 million during the same period last year. Interest expense on borrowed funds decreased $856,000 due both to a decrease in the average balance of borrowed funds of $33.6 million to $221.7 million during the three month period ended March 31, 1999 from $255.3 million for the same period last year and a decrease in the average rate paid on borrowed funds to 5.47% during the quarter ended March 31, 1999 from 6.09% during the same period last year.

         Provisions for Loan Losses - The provision for loan losses increased $135,000 to $345,000 for the three month period ended March 31, 1999 as compared to a $210,000 provision for the same period last year. Increased provisions for loan losses related to the consumer loan dealer finance program was the primary reason for the increase in provision for loan losses.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At March 31, 1999 the Company had $3.9 million of non-performing assets (representing 0.39%
     of total assets) compared to $5.0 million at June 30, 1998 (representing 0.49% of total assets). At March 31, 1999 the Company had an allowance for loan losses to non-performing assets of 127.4% as compared to 97.4% at June 30, 1998. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets."

         Non-Interest Income - Non-interest income decreased $71,000 to $2.0 million for the quarter ended March 31, 1999 from $2.1 million for the same quarter last year. Fees, service charges and other income decreased $69,000 and net gain on sale of loans and securities available-for-sale decreased $2,000. The current low interest rate environment has produced strong mortgage loan refinance activity which resulted in $745,000 of loan origination fees and gains on sale of loans available-for-sale during the quarter ended March 31, 1999 as compared to $808,000 during the same period last year. Seasonal fluctuations in loan volume and a decline in loan volume due to increased interest rates could adversely affect origination fees and gains on sale of loans available for sale.

         Non-Interest Expense - Non-interest expense decreased $625,000 to $7.0 million for the quarter ended March 31, 1999 from $7.6 million for the same quarter last year. The $625,000 decrease was primarily the result of decreases in marketing, other operating, and compensation and employee benefit costs of $145,000, $248,000 and $285,000 respectively. During the quarter ended March 31, 1998 the bank incurred significant one-time expenses as the Bank completed it's conversion to a new data processing system and related advertising costs associated with the change in the Bank's name.

         Income Taxes - Income tax expense decreased $117,000 due primarily a reduction in the accrual for income tax expense on a year to date basis.

4. COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1999 AND MARCH 31, 1998.


                              RESULTS OF OPERATIONS
                                                         Nine Months Ended
                                                             March 31,
                                                            (Unaudited)
                                                   ----------------------------
                                                     1999                1998
                                                     Amount   Change    Amount
                                                   --------- -------- ---------
                                                           (In Thousands)

Total interest income                              $ 53,330  $(2,629) $ 55,959
Total interest expense                              (29,801)   2,025   (31,826)
                                                   --------  -------  --------
     Net interest income                             23,529     (604)   24,133
Provision for loan losses                              (855)    (225)     (630)
                                                   --------  -------  --------
     Net interest income after
        provision for loan losses                    22,674     (829)   23,503
                                                   --------  -------  --------

Fees and service charges                              5,470      486     4,984
Net gain on sale of loans available-for-sale            767       72       695
Net gain on sale of securities available-for-sale        25       19         6
Other non-interest income                               494       98       396
                                                   --------  -------  --------
     Total non-interest income                        6,756      675     6,081
                                                   --------  -------  --------

Income before non-interest expense                   29,430     (154)   29,584
Total non-interest expense                          (20,910)     (61)  (20,849)
                                                   --------  -------  --------

     Income before income taxes                       8,520     (215)    8,735
Income taxes                                         (3,353)     115    (3,468)
                                                   --------  -------  --------

     Net income                                    $  5,167  $  (100) $  5,267
                                                   ========  =======  ========

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



                                                                 Nine Month Period Ended
                                                                         (Unaudited)
                                           --------------------------------------------------------------------
                                                      March 31, 1999                       March 31, 1998
                                           ----------------------------------  --------------------------------
                                              Average      Interest              Average   Interest
                                            Outstanding     Earned/   Yield/   Outstanding  Earned/     Yield/
                                            Balance (5)      Paid      Rate    Balance (5)   Paid        Rate
                                           ------------ -----------  -------  ------------ --------    -------
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $643,084   $40,658       8.43%    $663,273  $ 42,189       8.48%
  Mortgage-backed securities (2)               119,914     5,784       6.43      144,836     7,426       6.84
  Investment securities (2)                    130,047     6,131       6.29      107,733     5,572       6.90
  Other interest-earning assets (3)             10,495       506       6.43        9,771       520       7.10
  Cash surrender value of life insurance         6,826       251       4.90        6,492       252       5.18
                                              --------   -------     ------     --------  --------     ------

Total Interest-Earning Assets                 $910,366   $53,330       7.81%    $932,105  $ 55,959       8.00%
                                              ========   =======     ======     ========  ========      =====

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                    $375,970   $15,676       5.56%    $380,354  $ 16,348       5.73%
  Passbook deposits                             90,966     1,742       2.55       97,770     2,012       2.74
  Demand and NOW accounts                      112,240       681       0.81      106,741       925       1.16
  Money market accounts                         62,291     1,829       3.91       51,884     1,555       4.00
                                              --------   -------     ------     --------  --------     ------
    Total deposits                             641,467    19,928       4.14      636,749    20,840       4.36
 Borrowed funds                                224,969     9,873       5.85      244,474    10,986       5.99
                                              --------   -------     ------     --------  --------     ------

   Total Interest-Bearing Liabilities         $866,436   $29,801       4.59%    $881,223  $ 31,826       4.82%
                                              ========   =======     ======     ========  ========      =====

Net interest income                                      $23,529                          $ 24,133
                                                         =======                          ========
Net interest rate spread                                               3.22%                             3.18%
                                                                     ======                            ======
Net interest earning assets                   $ 43,930                          $ 50,882
                                              ========                          ========
Net interest margin (4)                                                3.45%                             3.45%
                                                                     ======                            ======
Average interest-earning assets to average
    interest-bearing liabilities                         105.07%                          105.77%
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

         General -- Net income decreased $100,000 to $5.2 million for the nine month period ending March 31, 1999 as compared to $5.3 million for the same period last year. Net interest income after provision for loan losses decreased $829,000 and non-interest income increased $675,000 while non-interest expense increased $61,000. The net interest margin (net interest income divided by average interest-earning assets) remained stable at 3.45% during the nine months ended March 31, 1999 and March 31, 1998. The interest rate spread at March 31, 1999 increased to 3.22% as compared to 3.18% at March 31, 1998.

         Interest Income -- Interest income decreased $2.6 million to $53.3 million for the nine month period ended March 31, 1999 from $55.9 million for the same period last year. The decrease was the result of a decrease in the yield on earning assets to 7.81% during the nine months ended March 31, 1999 from 8.00% during the same period last year and a $21.7 million decrease in average interest earning assets to $910.4 million during the nine month period ended March 31, 1999 from $932.1 million during the same period last year.

         Interest earned on loans receivable decreased $1.5 million due primarily to a $20.2 million decrease in the average balance of loans receivable to $643.1 million during the nine month period ended March 31, 1999 from $663.3 million for the same period last year. In addition, the average yield on loans decreased slightly to 8.43% during the nine month period ended March 31, 1999 from 8.48% for the same period last year.

         Interest earned on mortgage-backed securities decreased $1.6 million due primarily to a $24.9 million decrease in the average balance of mortgage-backed securities outstanding to $119.9 million for the nine month period ended March 31, 1999 from $144.8 million during the same period last year.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $543,000 primarily due to an increase in the average balance of these securities of $23.4 million to $147.4 million during the nine months ended March 31, 1999 from $124.0 million during the same period last year. The average yield decreased to 6.23% during the nine months ended March 31, 1999 from 6.82% for the same period last year.

         Interest Expense -- Total interest expense decreased $2.0 million to $29.8 million for the nine month period ended March 31, 1999 from $31.8 million for the same period last year. Interest expense on deposits decreased $912,000 due primarily to a decrease in the average rate paid on deposits to 4.14% during the nine month period ended March 31, 1999 from 4.36% during the same period last year. The average balance of deposits increased $4.8 million to $641.5 million during the nine month period ended March 31, 1999 from $636.7 million during the same period last year. Interest expense on borrowed funds decreased $1.1 million due primarily to an decrease in the average balance of borrowed funds of $19.5 million to $225.0 million during the nine month period ended March 31, 1999 from $244.5 million for the same period last year.

         Provisions for Loan Losses -- The provision for loan losses increased $225,000 to $855,000 for the nine month period ended March 31, 1999 as compared to a $630,000 provision for the same period last year. Increased provisions for loan losses related to the consumer loan dealer finance program was the primary reason for the increase in provision for loan losses.

         Non-Interest Income - Non-interest income increased $675,000 to $6.8 million for the nine months ended March 31, 1999 from $6.1 million for the same nine months last year. Fees, service charges and other income increased $584,000 and net gain on sale of loans and securities available-for-sale increased $91,000.

         Non-Interest Expense -- Non-interest expense increased $61,000 to $20.9 million for the nine months ended March 31, 1999 from $20.8 million for the same period last year. The nine months ended March 31, 1999 included $295,000 in expenses related to the testing of the year 2000 issues and other professional fees. The nine months ended March 31, 1998 includes significant one-time expenses the Bank incurred as the Bank completed its conversion to a new data processing system and related advertising costs associated with the change in the Bank's name.

         Income Taxes -- Income tax expense decreased $115,000 primarily as a result of a $215,000 decrease in income before income taxes and also due to a reduction in the accrual for income tax expense on a year-to-date basis.

         Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At March 31, 1999 and June 30, 1998 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure less estimated disposal costs.


                                                               (Unaudited)
                                                       -------------------------
                                                       March 31,       June 30,
                                                         1999            1998
                                                       ---------     -----------
Non-accruing loans:                                          (In Thousands)
Real Estate:
    One-to-four family                                 $    886      $  1,967
    Multi-family                                              -            89
    Commercial                                                -            35
    Construction                                            262           362
    Agricultural                                            689            32
Commercial - non real estate                                 44             -
Consumer                                                  1,005         1,504
                                                       --------      --------
       Total                                              2,886         3,989
                                                       --------      --------
Accruing loans delinquent  90 days or more:
Real Estate:
    One-to-four family                                      294           442
    Multi-family                                              -             -
    Construction                                              -             -
    Agricultural                                              -            10
Commercial - non real estate                                 42             -
Consumer                                                    114           174
                                                       --------      --------
       Total                                                450           626
                                                       --------      --------
Foreclosed Assets:
Real Estate:
    One-to-four family                                      401           279
    Multi-family                                              -             -
    Commercial                                               26            28
    Construction                                              -             -
Consumer                                                    169           114
                                                       --------      --------
       Total                                                596           421
                                                       --------      --------
Total non-performing assets                            $  3,932      $  5,036
                                                       ========      ========
Total as a percentage of total assets                      0.39%         0.49%
                                                       ========      ========

Total allowance for loan losses to assets non-
   performing loans (exclusive of foreclosed assets)     150.15%       106.33%
                                                       ========      ========
Total allowance for loan losses to total
   non-performing assets                                 127.39%        97.44%
                                                       ========      ========


         Non-Performing Assets - Total non-performing assets decreased $1.1 million to $3.9 million at March 31, 1999 from $5.0 million at June 30, 1998. The $1.1 million decrease in non-performing assets was primarily the result of a $1.1 million decrease in non-performing one-to-four family loans. Non-performing agriculture loans, totaling five loans increased $647,000. Total Non-performing assets as a percentage of total assets decreased to 0.39% at March 31, 1999 as compared to 0.49% at June 30, 1998. The 0.39% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.77% at December 31, 1998, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of March 31, 1999, there were six agricultural loans to two different borrowers totaling $1.9 million, three commercial real estate loans totaling $3.4 million and four commercial loans to one borrower totaling $1.1 million identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At March 31, 1999 the recorded investment in impaired loans was $2.9 million, all of which were on non-accrual status. The Company has not established a specific impairment allowance for these loans. The amount of interest income recognized on impaired loans during this period was insignificant.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                         For the Three Month For the Nine Month
                                            Periods Ended      Periods Ended
                                               March 31,          March 31,
                                           ----------------   ------------------
                                            1999     1998       1999      1998
                                           ------  --------   -------  ---------

                                                   (Dollars in Thousands)

Balance at beginning of period............ $4,846   $4,942    $4,907    $4,651
                                           ------   ------    ------    ------
Charge-Offs:
Real Estate:
     One- to four-family..................     --       --      (130)       --
     Commercial ..........................     --       --        --        --
Other:
     Commercial...........................     (1)      --       (49)       --
     Consumer.............................   (199)    (110)     (637)     (264)
                                           ------   ------    ------    ------
Total charge-offs.........................   (200)    (110)     (816)     (264)
                                           ------   ------    ------    ------
Recoveries:
Other:
     Commercial...........................      4       --         4         3
     Consumer.............................     14        2        59        24
                                           ------   ------    ------    ------
Total recoveries..........................     18        2        63        27
                                           ------   ------    ------    ------

Net charge-offs...........................   (182)    (108)     (753)     (237)
Provisions charged to operations..........    345      210       855       630
Reserves acquired.........................     --       --        --        --
                                           ------   ------    ------    ------
Balance at end of period.................. $5,009   $5,044    $5,009    $5,044
                                           ======   ======    ======    ======
Ratio of net charge-offs during the
     period to average loans
     outstanding during the period........  0.03%    0.02%     0.12%     0.04%
                                           ======   ======    ======    ======


Ratio of net charge-offs during the
     period to average non- performing
     assets during the period ............  4.28%    2.06%    16.50%     4.88%
                                           ======   ======    ======    ======

         Regulatory Capital -- At March 31, 1999 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of March 31, 1999.


                                                                          Minimum to be       Minimum to be well
                                                                     adequately-capitalized capitalized-under-prompt
                                                                     under prompt corrective  corrective actions
                                                       Actual           actions provision          provision
                                                 -------------------   --------------------  ----------------------
As of March 31, 1999:                              Amount    Ratio      Amount       Ratio    Amount        Ratio
                                                 ---------  --------   ---------  ---------  ---------    --------
 Total capital (to risk-weighted assets)          $73,788    12.08%     $48,862      8.00%    $61,078       10.00%
 Core (Tier 1) capital (to risk-weighted assets)   68,820    11.27       24,431      4.00      36,647        6.00
 Core (Tier 1) capital (to adjusted assets)        68,820     7.07       38,932      4.00      48,665        5.00
 Tangible capital (to tangible assets)             68,820     7.07       14,600      1.50      14,600        1.50


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

          o Built an internal tracking database for application and vendor software and validation;
          o Developed compliance plans and schedules for all lines of business;
          o    Initiated vendor compliance verification;
          o Began awareness and education activities for employees through existing internal communication channels;
          o    Developed and mailed brochures to all customers;
          o Developed a process to respond to customer inquiries to help educate customers on the Y2K issue; and
          o    Converted to new certified Y2K primary data system including:
                    1)   loans, deposit and general ledger software;
                    2)   data center service provider; and
                    3)   PC based hardware and software throughout the Bank.
          o    Completed validation testing of 85% of mission critical systems.

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

         Renovation Phase. The Bank's assessment of applications and system software revealed that Y2K upgrades were available and have been ordered for all vendor supplied mission critical systems. Some of the Y2K-ready versions have been delivered and placed into production and have entered the validation process with the exception of four branch telephone systems and 20 ATM machines which are expected to be completed by June 30, 1999. The Bank is currently working with its third party vendors in order to assess their progress in completing necessary modifications for year 2000 readiness. While no assurance can be given that such vendors will be Y2K compliant, management has been assured that such vendors are taking appropriate steps to address the issues on a timely basis.

         Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank currently is in the process of validation testing of each mission critical system with such testing 85% completed. The Bank's validation phase is expected to be completed by June 30, 1999 for all mission critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

         Implementation Phase. The Bank's plan calls for putting Y2K-ready systems into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed or are to be installed and placed into production with respect to all mission critical systems as received from vendors or suppliers and is expected to be completed by June 30, 1999.

         Bank Resources Invested. The Bank's Y2K project team has been assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested and changes put into service by June 30, 1999. The Y2K project team members represent all functional areas of the Bank, including data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by an Executive Vice President who is a member of the Bank's senior management team. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives monthly updates from the Y2K project team.

         The Bank expenses all costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated not to exceed $220,000. The Bank does not expect material increases in future data processing costs related to Y2K compliance.

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


ITEM 2        CHANGE IN SECURITIES -   None


ITEM 3        DEFAULTS UPON SENIOR SECURITIES -    None


ITEM 4        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None


ITEM 5        OTHER INFORMATION -  None


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              A.  Form 8-K

                  The registrant filed current reports on Form 8-K on May 10, 1999 to report the quarterly earnings release and a dividend declaration of $0.145 per share and April 19, 1999 to report the hiring of Ralph K. Holliday as President/CEO of Western Security Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               WESTERFED FINANCIAL CORPORATION




Date   May 13, 1999            /s/ Lyle R. Grimes
      ------------------       -----------------------------------

                               Lyle R. Grimes
                               Chairman of the Board/President and
                                   Chief Executive Officer
                               (Duly Authorized Officer)



Date    May 13, 1999            /s/ James A. Salisbury
      -------------------      -----------------------------------

                               James A. Salisbury
                               Executive Vice President/Treasurer and
                                   Chief Financial Officer
                               (Principal Finance and Accounting Officer)