Form 10-K
period 1999-06-30
WESTERFED FINANCIAL CORP
filed 1999-09-24
CIK 912428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                      to


                         COMMISSION FILE NUMBER 0-22772


                         WESTERFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------

         (State or other jurisdiction of incorporation or organization)

                      110 East Broadway, Missoula, Montana
--------------------------------------------------------------------------------

                    (Address of principal executive offices)
                                   81-0487794
--------------------------------------------------------------------------------

                     (I.R.S. Employer Identification Number)

                                   59802-4511
--------------------------------------------------------------------------------

                                   (Zip Code)

       Registrant's telephone number, including area code: (406) 721-5254


          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
--------------------------------------------------------------------------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the National Market System as of September 8, 1999, was $66.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of September 8, 1999, there were issued and outstanding 4,568,678 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999.

         Part III of Form 10-K - Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

General

         WesterFed Financial Corporation (the "Company"), a Delaware corporation, is a unitary savings and loan holding company which was organized in 1994 at the direction of Western Security Bank ("Western Security" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank to be issued in connection with the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on January 6, 1994. At June 30, 1999, the Company had total assets of $1.0 billion, deposits of $645.5 million and stockholders' equity of $91.1 million (9.05% of total assets).

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

         The Company serves the financial needs of communities throughout Montana through its main office located in Missoula, 34 branch offices and one loan servicing office. The Company attracts deposits from the general public and uses the deposits, together with borrowings and other funds, to originate loans secured by mortgages on owner-occupied one- to four-family residences, multi-family, commercial, agriculture and construction real estate loans and non real estate commercial, agriculture and consumer loans. These loans are generally originated for its primary market area. The Company also invests in mortgage-backed securities, investment securities and other short-term liquid assets.

         On February 28, 1997, the Company completed its acquisition of Security Bancorp (the "Acquisition"). The Acquisition was accounted for as a purchase transaction and accordingly, the consolidated statement of income includes the results of operations of Security Bancorp commencing March 1, 1997. Under this method of accounting, assets and liabilities of Security Bancorp are adjusted to their estimated fair value and combined with the historical recorded book value of the assets and liabilities of the Company. In addition, as of such date, Security Bank, a federally chartered stock savings bank and wholly-owned subsidiary of Security Bancorp, merged with and into the Bank. At the time of the merger, Security Bancorp had assets on a consolidated basis of $372.6 million, deposits of $286.5 million and stockholders' equity of $30.8 million. The name of Western Federal Savings Bank was changed to "Western Security Bank" in February 1998. Unless the context otherwise requires, reference herein to the Company includes WesterFed, Western Security and its subsidiaries on a consolidated basis.

Forward-Looking Statements

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "significantly," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors-including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors and any unforseen business risks related to Year 2000 computer issues-could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake--and specifically disclaims any obligation--to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Areas

         The Bank conducts operations through its 34 branch offices located in 18 counties located throughout Montana.

         Missoula. In Missoula the Bank operates its main office and six branch offices which accounted for $146.4 million of Missoula County's June 30, 1998 deposits, or a 13.7% market share, the latest date such information is available. Missoula County's non-farm basic industries are trade center activity, wood and paper products, motor carriers, the Federal government, and the University of Montana. Major employers include Missoula Community Hospital, St. Patrick's Hospital, Stone Container (a paper mill), Louisiana Pacific (particle board manufacturing), the University of Montana and the U.S. Forest Service.

         Billings. The Bank operates six branches in the cities of Billings and Laurel, located in Yellowstone County. Total deposits held by those branches represented $171.9 million of the county's total June 30, 1998 deposits, or a 11.3% market share. Leading non-farm basic industries in Yellowstone County are trade center activity, transportation, oil and gas, and the Federal government. In Billings, expansion of trade center activities continues.

         Helena. Four Western Security offices are located in Helena and East Helena, which is located in Lewis and Clark County. The four branches there have total deposits of $45.2 million, which accounts for 7.2% of the county's total June 30, 1998 deposits. Lewis and Clark County's basic leading non-farm industries are State government, Federal government, and trade center activity. Helena continues to be a regional health and financial services center.

         Great Falls. The Bank operates three branches in the city of Great Falls, located in Cascade County. These branches hold $40.9 million in deposits, which is 4.6% of the county's total June 30, 1998 deposits. In Great Falls, the leading non-farm basic industries are Malmstrom Air Force Base, and trade center activity. Agriculture has a major influence on the economy of Great Falls with the surrounding counties being the state's leading wheat producers.

         Bozeman.  The Bank has one  office  located  in the city of  Bozeman in
Gallatin County. Deposits in the branch are $22.5 million for a 3.7% market share of the county's June 30, 1998 total deposits. Leading non-farm basic industries in Gallatin County are Montana State University, selected manufacturing, and non-resident travel. The county's economy continues to benefit from growth in non-resident travel.

        Hamilton. The Bank has one branch office in Hamilton, located in Ravalli County, where it holds deposits of $17.5 million of the county's June 30, 1998 deposits for a 5.0% market share. Ravalli County has benefitted recently from an influx of retirees.

         Conrad. One Bank office is located in the city of Conrad in Pondera County. This branch has $7.8 million in deposits and a 9.2% market share of the county's total June 30, 1998 deposits. The local economy is primarily agricultural in nature.

         Lewistown. The Bank has one office in the city of Lewistown, located in Fergus County. The branch has $29.8 million in deposits for a 16.8% market share of the county's total June 30, 1998 deposits. The local economy is primarily agricultural in nature.

         Miles City. In Custer County, the Bank has one branch located in Miles City, which has $14.3 million in deposits for a 6.1% market share of the county's June 30, 1998 total deposits. Ranching is an important segment of the local economy.

         Hardin. The Bank has one branch located in the city of Hardin, in Big Horn County. The branch has $9.0 million in deposits for a 11.2% market share of the county's June 30, 1998 total deposits. The local economy is primarily agricultural in nature.

         Anaconda. The Bank has one branch located in the city of Anaconda, in Deer Lodge County. The branch has $25.5 million in deposits for a 21.3% market share of the county's June 30, 1998 total deposits.

         Kalispell. The Bank has one branch located in the city of Kalispell, in Flathead County. The branch has $6.4 million in deposits for a 0.7% market share of the county's June 30, 1998 total deposits. Kalispell's economy is supported by natural resource industries and non-resident travel.

         Havre. The Bank has one branch located in the city of Havre, in Hill County. The branch has $18.9 million in deposits for a 8.1% market share of the county's June 30, 1998 total deposits. The local economy is primarily agricultural in nature.

         Malta. The Bank has one branch located in the city of Malta, in Phillips County. The branch has $3.6 million in deposits for a 4.4% market share of the county's June 30, 1998 total deposits. The local economy is primarily agricultural in nature.

         Sidney. The Bank has one branch located in the city of Sidney, in Richland County. The branch has $10.0 million in deposits for a 6.6% market share of the county's June 30, 1998 total deposits. The local economy is primarily agricultural in nature.

         Plentywood. The Bank has one branch located in the city of Plentywood, in Sheridan County. The branch has $16.4 million in deposits for a 15.4% market share of the county's June 30, 1998 total deposits.
The local economy is primarily agricultural in nature.

         Butte. The Bank has one branch located in the city of Butte, in Silverbow County. The branch has $41.8 million in deposits for a 9.3% market share of the county's June 30, 1998 total deposits. Butte is a trade center and continues to be supported by various mining activities.

         Glasgow. The Bank has one branch located in the city of Glasgow, in Valley County. The branch has $8.3 million in deposits for a 6.4% market share of the county's June 30, 1998 total deposits. The local economy is primarily agricultural in nature.

Lending Activities

         General. Historically the principal lending activity of the Bank has been the origination, for portfolio and for sale, of first mortgage loans secured by owner-occupied one-to four-family residential properties located in its primary market areas. More recently, in order to increase the yield and better manage the interest rate sensitivity of its portfolio, and in order to provide more comprehensive financial services to communities in its market areas, the Bank now also originates commercial, commercial real estate, consumer, multi-family, agricultural, agricultural real estate and construction loans. With the 1997 merger with Security Bank, the Bank acquired a more expansive lending portfolio, including loans and expertise in commercial non-real estate and agricultural services. The Bank is also a major originator and servicer of Federal Housing Administration/Veterans Administration ("FHA/VA") loans, which are subsequently purchased by the Montana Board of Housing ("MBOH").

         When fixed-rate conventional mortgage loans with terms over 15 years are routinely sold into the secondary market, Western Security may retain the servicing rights on some loans. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At June 30, 1999, Western Security serviced loans with principal balances of approximately $223.4 million for others. The loan servicing fees earned provided a supplement to the Bank's earnings.

         Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                    At June 30,
                                --------------------------------------------------------------------------------------
                                      1999            1998               1997             1996             1995
                                ----------------- --------------- ----------------- ------------------ ---------------
                                 Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent  Amount  Percent
                                ------- --------- ------ -------- -------- -------- --------- -------- ------- -------
                                                              (Dollars in Thousands)
Real Estate Loans:
  One- to four-family(1)........ $285,914  44.52%  $318,663  47.56% $348,577  53.85%  $280,853   74.69%  $247,331   76.94%
  Multi-family..................   41,619   6.48     42,716   6.38    40,237   6.21     19,939    5.30     18,985    5.91
  Commercial....................   75,666  11.78     64,150   9.57    50,049   7.73     18,318    4.87     12,399    3.86
  Agricultural..................   11,421   1.79     11,066   1.65     7,970   1.23         --      --         --      --
  Construction..................   12,542   1.95     17,523   2.62    19,858   3.07     12,977    3.45     10,742    3.34
                                 -------- ------   -------- ------  -------- ------   --------  ------   --------  ------
    Total real estate loans.....  427,162  66.52    454,118  67.78   466,691  72.06    332,087   88.31    289,457   90.05
                                 -------- ------   -------- ------  -------- ------   --------  ------   --------  ------

Other Loans:
  Commercial (non-real estate)..   40,237   6.27     34,384   5.13    28,924   4.47         --      --         --      --
  Agricultural (non-real estate)   23,193   3.61     24,036   3.59    18,866   2.91         --      --         --      --
  Loans to depositors, secured
by deposits.....................    1,745   0.27      3,194   0.48     4,101   0.63      2,337    0.62      2,138    0.67
  Indirect consumer loans.......   66,406  10.34     64,287   9.60    40,708   6.29      2,827    0.75         --      --
  Other consumer loans-real
estate secured..................   39,031   6.08     54,619   8.15    58,551   9.04     30,814    8.19     24,757    7.69
  Other consumer loans..........   44,385   6.91     35,352   5.27    29,772   4.60      8,003    2.13      5,112    1.59
                                 -------- ------   -------- ------  -------- ------   --------  ------   --------  ------
    Total other loans...........  214,997  33.48    215,872  32.22   180,922  27.94     43,981   11.69     32,007    9.95
                                 -------- ------   -------- ------  -------- ------   --------  ------   --------  ------
    Total gross loans...........  642,159 100.00%   669,990 100.00%  647,613 100.00%   376,068  100.00%   321,464  100.00%
                                          ======            ======           ======             ======             ======


Less:
  Unearned fees ................   (1,144)           (1,453)          (1,813)           (1,625)            (1,344)
  Undisbursed loan funds........   (3,611)           (5,178)          (9,489)           (4,245)            (4,988)
  Purchased discounts...........     (954)           (1,159)          (1,383)               --                 --
  Allowance for losses..........   (5,079)           (4,907)          (4,651)           (2,005)            (2,011)
                                 --------          --------         --------          --------           --------
   Total loans receivable, net.. $631,371          $657,293         $630,277          $368,193           $313,121
                                 ========          ========         ========          ========           ========

(1) Includes $10.1 million, $8.6 million, $13.7 million, $7.5 million, and $7.1 million of FHA and VA loans at June 30, 1999, 1998, 1997, 1996, and 1995, respectively.

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                                          Real Estate
                                                                     (Dollars in Thousands)
                    ----------------------------------------------------------------------------------------------------------------
                    One-to-Four Family    Multi-Family       Commercial        Agricultural      Construction     Total Real Estate
                    ------------------ -----------------  ----------------  -----------------  ----------------  -------------------
                              Weighted          Weighted          Weighted           Weighted          Weighted            Weighted
Due During Years               Average           Average           Average            Average           Average             Average
Ending June 30,       Amount    Rate    Amount    Rate     Amount    Rate    Amount    Rate     Amount    Rate     Amount      Rate
------------------- --------  -------  --------  -------  -------  -------  --------  -------  -------- -------  ----------  -------
2000                $ 50,445    7.57%   $ 7,513    8.29%  $13,978    8.65%   $ 1,407    8.68%  $11,793    8.90%    $ 85,136    8.01%
2001                  26,409    7.72      4,697    8.92     9,444    8.45      1,990    8.57       187    8.22       42,727    8.06
2002                  19,108    7.65      2,658    8.96     9,860    8.60        797    8.99        69    8.37       32,492    8.08
2003 to 2004          30,716    7.58      7,735    8.66    24,697    8.31      2,361    8.14       456    8.37       65,965    8.01
2005 to 2009          69,039    7.42      8,354    8.72    12,831    8.86      3,610    8.59        17    8.50       93,851    7.78
2010 to 2014          35,607    7.32      9,316    9.53     4,140    8.12        723    8.55        20    8.50       49,806    7.82
2015 and Following    54,590    7.27      1,346    8.32       716    9.27        533    9.16        --      --       57,185    7.34
                    --------    ----    -------    ----   -------    ----    -------    ----   -------    ----     --------    ----
Total               $285,914    7.47%   $41,619    8.84%  $75,666    8.52%   $11,421    8.56%  $12,542    8.86%    $427,162    7.86%
                    ========    ====    =======    ====   =======    ====    =======    ====   =======    ====     ========    ====

                                                  Non-Real Estate
                                               (Dollars in Thousands)
                    ---------------------------------------------------------------------------                Total Real Estate and
                        Commercial        Agricultural         Consumer   Total Non-Real Estate                    Non-Real Estate
                    ------------------ -----------------  ----------------  -------------------                  -------------------
                              Weighted          Weighted          Weighted           Weighted                             Weighted
Due During Years               Average           Average           Average            Average                              Average
Ending June 30,       Amount    Rate    Amount    Rate     Amount    Rate    Amount    Rate                       Amount    Rate
------------------- --------  -------  --------  -------  -------  -------  --------  ---------                  --------  ---------
2000 (1)            $ 25,458    8.39%   $15,590    8.90%  $42,884    9.09%   $83,932    8.84%                      $169,068    8.42%
2001                   5,250    8.13      1,902    8.93    28,648    9.09     35,800    8.94                         78,527    8.46
2002                   4,758    8.14      1,045    9.18    25,134    9.10     30,937    8.95                         63,429    8.50
2003 to 2004           3,833    8.08      1,726    8.75    33,726    9.01     39,285    8.91                        105,250    8.35
2005 to 2009             629    9.30      2,406    8.51    16,658    9.58     19,693    9.44                        113,544    8.07
2010 to 2014             309   10.30        270    8.36     4,444   10.03      5,023    9.96                         54,829    8.02
2015 and Following        --      --        254    8.54        73    8.83        327    8.61                         57,512    7.35
                    --------    ----    -------    ----   -------    ----    -------    ----                       --------    ----
Total                $40,237    8.33%   $23,193    8.85% $151,567    9.16%  $214,997    8.97%                      $642,159    8.23%
                    ========    ====    =======    ====   =======    ====    =======    ====                       ========    ====

(1)  Includes demand loans and loans having no stated maturity.

         The following table sets forth the dollar amount of all loans at June 30, 1999 that have fixed interest rates, and that are contractually due after June 30, 2000 and have floating or adjustable interest rates that change after June 30, 2000.
                                                 Floating or
                                                 Adjustable
                               Fixed Rates          Rates          Total
                                               (In Thousands)

Real Estate:
   One- to four-family.... $       269,892    $     16,022    $     285,914
   Multi-family...........          30,234          11,385           41,619
   Commercial.............          31,298          44,368           75,666
   Agricultural...........           3,413           8,009           11,421
   Construction...........          11,907             635           12,542
Other loans
   Agricultural...........          36,325           3,912           40,237
   Commercial ............          21,551           1,642           23,193
   Consumer...............         149,868           1,698          151,567
                            --------------    ------------    -------------


   Total.................. $       554,488    $     87,671    $     642,159
                            ==============    ============    =============



         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1999, based on the above, the Bank's regulatory loans-to-one-borrower limit was approximately $11.5 million. On the same date, the Bank's largest amount of loans to one borrower or group of related borrowers was 74 loans totaling approximately $7.4 million, secured by multi-family residential property and leased equipment, and these loans were performing in accordance with their contractual terms at June 30, 1999.

         Residential real estate loans are originated by employees who are compensated on a salary or commission basis. In the case of commissioned loan officers, processing and loan underwriting are handled by other personnel. In the loan approval process, Western Security assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. Initially, Western Security's loan underwriters analyze the loan application and the property involved. Western Security also utilizes the Federal Home Loan Mortgage Corporation (FHLMC) automated underwriting software "Loan Prospector." As part of the loan application process, qualified outside appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by staff underwriters. Western Security also obtains information concerning the income, financial condition, employment and credit history of the applicant. Western Security's policy is to require title, fire and extended hazard coverage on its real estate loans.

         If the loan terms and borrower meet Western Security's established underwriting criteria and the loan amount does not exceed FHLMC conforming limits, the loan may be approved by action of one to three members of the loan committee depending on individual authority. Applications approved by "Loan Prospector" do not require further approval. Business division loan officers have individual approval limits based upon their experience and expertise. All loans (other than conforming jumbo residential loans) in excess of $500,000 must be approved by the Board of Directors. The loan committee presently consists of certain branch managers, certain employee loan originators, and the members of the loan policy committee. The loan policy committee presently consists of seven senior officers of the Bank. In addition, the Bank employs one- to four-family residential underwriters who have no origination duties and can approve residential loans up to Freddie Mac limits. Loan policy members have individual authority up to $500,000 within this specialty area.

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

         The Bank requires evidence of marketable title and lien position as well as appropriate title insurance (except on certain home equity loans) on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a designated flood hazard area.

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1999, $285.9 million, or 44.5%, of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Western Security are secured by properties located in the Bank's primary market area.

         Historically, Western Security originated for retention in its own portfolio, 30-year fixed-rate loans secured by one- to-four family residential real estate. However, in order to reduce its exposure to changes in interest rates, Western Security attempts to originate adjustable rate mortgage loans ("ARMs"), subject to market conditions and consumer preference. As a result of continued consumer demand for long term fixed-rate loans, particularly during periods of relatively low interest rates, Western Security has continued to originate loans for sale in the secondary market in amounts and at rates which are monitored for compliance with the Bank's asset/liability management policy.

         The Bank's loans are underwritten and documented to permit their sale, consistent with the Bank's asset/liability management objectives. Since, under the Bank's current policy, it may sell or securitize all of the newly originated fixed-rate loans with terms of more than 15 years, the Bank's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., FHLMC standards). Such loans may be held for sale until they are sold or securitized. Most of the Bank's newly originated fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. The Bank's decision to hold or sell these loans is based on its asset/liability management policy and goals and the market conditions for mortgages at any period in time. The Bank may retain the servicing of the conventional loans it originates and sells to FHLMC. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report incorporated by reference herein as Exhibit 13.

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

         Western Security presently offers several ARM products. The primary offering utilizes the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin depending on property type. This loan adjusts annually subject to a limitation on the annual increase to 2% and overall life of loan limitation of 6%. Western Security also offers various other ARM products for portfolio or on a correspondent basis which are available for sale into the secondary market. ARM products held in portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At June 30, 1999, the Bank had $52.9 million of one-to four-family ARM loans.

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

         Substantially all of Western Security's present real estate loans (excluding mortgage-backed securities) are secured by properties located in Montana. In view of the prevailing level of real estate values in the Bank's market areas, the Bank rarely originates loans in excess of $240,000 FHLMC one-family maximum).

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

         The multi-family loans are generally secured by income producing properties and may be made for the purchase or refinance of multi-family residential properties. The commercial real estate loans originated by Western Security are primarily secured by office buildings, small shopping centers, motels, warehouses, and other income-producing properties. Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to adverse conditions in the economy generally to a greater extent than residential loans. In dealing with these risk factors, Western Security generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience. The Bank also makes loans issued under the SBA's 504(B) program. Under this program, the borrower's down payment may be as little as 10% and the Bank funds 50% of the acquisition price with the SBA guaranteed loan financing, 40% of the acquisition price in a subordinated position. While the borrower's equity contribution is limited to 10%, the Bank's loan to value ratio does not exceed 50%. At June 30, 1999, $41.6 million, or 6.5% of the Bank's loan portfolio, consisted of multi-family loans and $75.7 million, or 11.8% of the Bank's loan portfolio, consisted of commercial real estate loans. In general, under Office of Thrift Supervision ("OTS") regulations, total investments in commercial real estate loans may not exceed 400% of the Bank's capital.

Agricultural Real Estate Lending

         The majority of the Bank's agricultural real estate loans are secured by first liens on farm and ranch land located within the State of Montana. The Bank's current policy is that loans on agricultural land may be made up to 65% of the appraised value or purchase price, whichever is less. Underwriting guidelines require that the cash flow generated by the borrower must be 110% to 125% of the annual debt service, depending on the leverage position of the borrower. Loans secured by agricultural land are adjustable rate loans tied to the two, three, or five year treasury constant maturity index plus a margin established by management. The loans are amortized up to twenty years. At June 30, 1999, $11.4 million, or 1.8% of the

Bank's loan portfolio, consisted of agricultural real estate loans. In general, OTS regulations total investments in agricultural real estate loans may not exceed 400% of the Bank's capital.

Commercial and Agricultural Non-Real Estate Lending

         The Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. In general, the Bank's total investment in such loans is limited such that at any one time it generally may not exceed 20% of assets, as defined in OTS regulations. At June 30, 1999, $40.2 million, or 6.3% of the Bank's loan portfolio, consisted of commercial non-real estate loans and $23.2 million, or 3.6% of the Bank's loan portfolio, consisted of agricultural non-real estate loans.

Construction Lending

         Historically, construction lending for one- to four-family residences has always been an important part of Western Security's commitment to the communities it serves. Loans to individuals are either 12-month fixed-rate loans or long-term variable rate construction/permanent loans which provide for a six-month construction period before converting to a fully amortizing 29 1/2-year or less adjustable-rate loan. Occasionally, Western Security originates construction loans to builders for the speculative construction of one- to four-family homes. Such loans are generally 12-month, fixed-rate loans and are generally limited to one to five properties per builder. The Bank occasionally makes acquisition and development loans to credit worthy borrowers for residential projects within the Bank's market area. At June 30, 1999, approximately $12.5 million, or 2.0% of the Bank's loan portfolio, consisted of construction loans.

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

Consumer Lending and Unused Lines of Credit

         Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report incorporated by reference herein as Exhibit 13.

         The Bank currently originates substantially all of its consumer loans in its primary market areas. At June 30, 1999, the Bank's consumer loans totaled $151.6 million, or 23.6%, of the Bank's loan portfolio.

         Western Security offers a variety of real estate secured consumer loans for various purposes with terms up to fifteen years. The majority of lending is for home improvement, personal vehicles, equity loans and other personal purposes.

         In May and June, 1999, Western Security sold its credit card portfolio and began phasing out its dealer finance lending program. This was done after management determined that these two programs were not returning desired levels of profitability and were hindering return on assets and equity. At June 30, 1999, the Bank had $66.4 million of indirect dealer finance loans.

         The Bank also offers an open-end equity line of credit secured by real estate with an interest rate indexed to the prime rate of interest. At June 30, 1999 the Bank had $8.4 million outstanding under this program with an additional $7.3 million in unused lines of credit available to borrowers under this program.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at June 30, 1999, $1.2 million, or approximately 0.8% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

Originations, Purchases and Sales of Loans and Mortgage-Backed Securities

         In addition to originating and purchasing loans for its own loan portfolio, Western Security from time to time participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC and various institutional purchasers. Western Security generally receives in return FHLMC participation certificates or cash for non-recourse sales to FHLMC. During fiscal 1999, Western Security sold or securitized $14.9 million of loans, with servicing retained, to FHLMC and other institutional investors (exclusive of sales pursuant to loan correspondent agreements discussed below).

         Western Security currently has loan correspondent agreements with mortgage banking firms under which Western Security agrees to originate and sell primarily conventional, FHA and VA loans to such firms. Under these programs, Western Security processes loan applications and originates loans in accordance with the buyers' underwriting policies. The loans, together with all servicing rights, are then sold to such firms and Western Security retains any loan origination fees and negotiates the retention of discount points. Under these programs, the borrower locks in an interest rate, and Western Security concurrently obtains a purchase commitment from the correspondent that does not require delivery unless the loan is closed. Western Security's risk is generally limited to its failure to comply with the agreement with the correspondent institution or loan underwriting and documentation requirements of such institution, which could result in rejection of the loan by the purchaser after closing. However, under some of the correspondent agreements, Western Security can be required to repurchase any loan which becomes 60 days or more delinquent within four months of the sale. During fiscal 1999, Western Security sold $90.2 million of loans pursuant to correspondent agreements. While no prediction can be made as to loan repurchases which may be required pursuant to correspondent agreements in the future, as of June 30, 1999, Western Security has rarely had to repurchase a delinquent loan from a loan correspondent.

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

         When loans or participations are sold (other than in respect of the agreements with correspondent institutions described above), Western Security may retain responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans, participation interests and mortgage-backed securities generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. Western Security was servicing mortgage loans for others in the amount of $223.4 million at June 30, 1999.

         The marketability of loans, loan participations and mortgage-backed securities depends on the purchasers' investment limitations, general market and competitive conditions, mortgage loan demand, and other factors. Western Security's sales of loans or participations are generally "without recourse" (i.e., without remedy against the seller by the purchaser if the borrower defaulted on payment under the loan) against Western Security in the event of default, except in the case of the loan agreements with correspondent institutions discussed above. Western Security does have contingent liability on sold loans under warranty of conforming origination to FHLMC.

         Gains or losses on the sale of mortgage loans and loan participations are recognized and a premium or discount is recorded at the time of sale in an amount reflecting the difference between the contractual interest rate of the loans sold and the current market rate of interest.

         The following table sets forth the loan and mortgage-backed security activity for the periods indicated.
                                                       Year Ended June 30,
                                               ---------------------------------
                                                   1999       1998         1997
                                               ---------  ----------  ----------
                                                        (In Thousands)
Beginning of Period:
   Loans, net..................................$657,293    $630,277    $368,193
   Mortgage-backed securities, net............. 126,433     149,169     104,947
                                               --------    --------    --------
      Total loans and mortgage-backed
      securities receivable, net, at
      beginning of period...................... 783,726     779,446     473,140
                                               --------    --------    --------
Loan Originations:
   Real Estate:
      One- to four-family...................... 158,586     149,959      97,732
      Multi-family.............................   6,775       5,107       4,101
      Commercial and agricultural..............  32,863      28,649       6,069
      Construction.............................  21,787      28,127      13,650
                                               --------    --------    --------
       Total real estate loan originations..... 220,011     211,842     121,552
                                               --------    --------    --------
  Other Loans:
     Commercial................................  36,959      44,245      11,684
     Agricultural..............................  19,643      19,420       9,024
     Consumer..................................  81,234      91,202      84,569
                                               --------    --------    --------
         Total other loan originations......... 137,836     154,867     105,277
                                               --------    --------    --------
   Total loan originations..................... 357,847     366,709     226,829
                                               --------    --------    --------
Purchases:
   Real estate loans...........................      --       1,055       1,488
   Loans purchased in acquisition .............      --          --     218,281
   Mortgage-backed securities..................  58,499       6,990       6,928
   Mortgage-backed securities
     purchased in acquisition .................      --          --      91,467
                                               --------    --------    --------
     Total real estate loans and mortgage-
       backed securities purchased
       and converted...........................  58,499       8,045     318,164
                                               --------    --------    --------
     Total real estate loans and mortgage-
       backed securities originated,
       purchased and converted................. 416,346     374,754     544,993
                                               --------    --------    --------
Principal Repayments and Sales:
Principal Repayments:
   Loans....................................... 278,981     244,519     127,723
   Mortgage-backed securities..................  31,764      26,616      23,010
Sales:
   Real estate loans available-for-sale........ 105,129      96,520      54,582
   Mortgage-backed securities..................      --       3,193      31,932
                                               --------    --------    --------
         Total principal repayments,
             sales and conversions............. 415,874     370,848     237,247
                                               --------    --------    --------
Net loan and mortgage-backed securities
   activity ...................................     472       3,906     307,746
Changes in allowance for losses,               --------    --------    --------
   undisbursed loan funds, and unearned
   fees and discounts:
   Real estate loans...........................     341         291      (2,209)
   Mortgage-backed securities..................     (63)         58         689
Change in unrealized loss on mortgage-
   backed securities available for sale........  (1,356)         25          80
                                               --------    --------    --------
End of Period:
   Loans, net.................................. 631,371     657,293     630,277
   Mortgage-backed securities.................. 151,749     126,433     149,169
                                               --------    --------    --------
         Total loans and mortgage-backed
             securities receivable, net,
             at end of period..................$783,120    $783,726    $779,446
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

         Delinquencies on commercial properties are vigorously pursued when past due for over 30-days and a forbearance agreement or resolution may be negotiated to prevent further legal action.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1999.


                                                            Loans Delinquent For:
                    ----------------------------------------------------------------------------------------------------
                         30-59 Days                60-89 Days             90 Days and Over       Total Delinquent Loans
                    -----------------------  ------------------------ ------------------------  ------------------------
                                    Percent                  Percent                   Percent                   Percent
                                    of Loan                  of Loan                   of Loan                   of Loan
                    Number  Amount Category  Number  Amount  Category Number   Amount Category  Number  Amount  Category
                    ------  ------ --------  ------  ------  -------- ------   ------ --------  ------  ------  --------
                                                           (Dollars in Thousands)

One-to-four family     94  $4,410   1.54%       25   $1,111   0.39%     22     $  948   0.33%     141    $6,469   2.26%
Multi-family            1      82   0.20        --       --     --      --         --     --        1        82   0.20
Commercial             21     777   0.67         3       30   0.03       6        106   0.09       30       913   0.79
Agricultural            6     866   2.50         4      715   2.07      10      1,097   3.17       20     2,678   7.74
Construction            1     180   1.44         1       79   0.63       3        456   3.64        5       715   5.70
Consumer              217   2,440   1.61        72      439   0.29      89      1,217   0.80      378     4,096   2.70
                      ---  ------              ---   ------            ---     ------             ---   -------
Total                 340  $8,755              105   $2,374            130     $3,824             575   $14,953
                      ===  ======              ===   ======            ===     ======             ===   =======

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1998.


                                                           Loans Delinquent For:
                    ----------------------------------------------------------------------------------------------------
                           30-59 Days               60-89 Days            90 Days and Over       Total Delinquent Loans
                    -----------------------  ------------------------ ------------------------  ------------------------
                                    Percent                   Percent                  Percent                   Percent
                                    of Loan                   of Loan                  of Loan                   of Loan
                    Number  Amount Category  Number  Amount  Category Number   Amount Category  Number  Amount  Category
                    ------  ------ --------  ------  ------  -------- ------   ------ --------  ------  ------  --------
                                                         (Dollars in Thousands)
One- to four-family   104  $5,789   1.82%      26    $1,174     0.37%   49     $2,409     0.76%   179    $9,372    2.94%
Multi-family.....       2     267   0.63      ---       ---      ---     1         89     0.21      3       356    0.83
Commercial ......       5     173   0.18        4       270     0.27     5         77     0.08     14       520    0.53
Agricultural.....       8     140   0.40        1       416     1.19   ---        ---      ---      9       556    1.58
Construction.....      10     915   5.22        2        61     0.35     3        362     2.07     15     1,338    7.46
Consumer.........     239   2,658   1.69      102     1,033     0.66   139      1,678     1.07    480     5,369    3.41
                      ---  ------             ---    ------            ---     ------             ---   -------
    Total........     368  $9,942             135    $2,954            197     $4,615             700   $17,511
                      ===  ======             ===    ======            ===     ======             ===   =======

                                       14

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. Western Security internally classifies its assets on a regular basis. On the basis of management's review of its assets, at June 30, 1999 on a net basis, the Bank had classified $9.8 million as Substandard, $348,000 as Doubtful and $7,000 as Loss.

         The following table sets forth as of June 30, 1999 the Bank's classified assets by type. No multi-family real estate loans, commercial real estate or construction loans were classified at June 30, 1999.


                                       (In Thousands)
                          --------------------------------------
                          Substandard  Doubtful  Loss     Total
                          -----------  --------  ----    -------
One-to-four family........ $ 1,168      $ --     $--     $ 1,168
Multi-family..............     829        --      --         829
Commercial Real Estate....     279        --      --         279
Agriculture Real Estate...   1,469        --      --       1,469
Construction..............     636        --      --         636
Commercial ...............     281        --      --         281
Agriculture ..............   3,925        --      --       3,925
Consumer..................   1,204       348       7       1,559
                           -------      ----     ---     -------
Total..................... $ 9,791      $348     $ 7     $10,146
                           =======      ====     ===     =======

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

         Real estate acquired by Western Security as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the lower of the related loan balance, less any specific allowance for loss, or net realizable value at the date of foreclosure. Any write-down resulting therefrom is charged to the allowance for loan losses. Upon disposition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value.

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

                                                                  At June 30,
                                            -----------------------------------------------------
                                             1999        1998         1997        1996      1995
                                            ------      ------      -------      -----     -----
                                                             (Dollars in Thousands)
Non-accruing loans:
Real Estate:
     One- to four-family...................$   521      $1,967       $  842      $  21     $  --
     Multi-family..........................     --          89           --         --        --
     Commercial............................     --          35           --         --       166
     Construction..........................    112         362           --         --        --
Agriculture non-real estate................  1,098          --           --         --        --
Commercial non-real estate.................    106          32          102         --        --
Consumer...................................  1,212       1,504          573        383       153
                                            ------      ------       ------     ------    ------
     Total.................................  3,049       3,989        1,517        404       319
                                            ------      ------       ------     ------    ------
Accruing loans delinquent 90 days or more:
Real Estate
     One- to four-family...................    426         442          231        288       253
     Multi-family..........................     --          --           --         --        --
     Commercial............................     --          --           --         --        --
     Construction..........................    344          --           --         --        --
Agriculture non-real estate................     --          --           --         --        --
Commercial non-real estate.................     --          10           --         --        --
Consumer...................................      5         174          605         23         1
                                            ------      ------       ------     ------    ------
     Total.................................    775         626          836        311       254
                                            ------      ------       ------     ------    ------
Foreclosed assets:
Real Estate:
     One- to four-family...................    238         279           --         --        --
     Multi-family..........................     --          --           --         --        --
     Commercial............................     --          --           --         --        --
     Land..................................     26          28           --         --        --
Consumer ..................................    106         114           82         --        --
                                            ------      ------       ------     ------    ------
     Total.................................    370         421           82         --        --
                                            ------      ------       ------     ------    ------
Total non-performing assets................ $4,194      $5,036       $2,435      $ 715     $ 573
                                            ======      ======       ======     ======    ======
Total as a percentage of total assets......  0.42%        0.49%        0.25%      0.13%     0.10%
                                            ======      ======       ======     ======    ======
Total allowance for loan losses
   to non-performing loans
   (exclusive of foreclosed)............... 132.85%     106.33%      197.66%    280.42%   350.35%
                                            ======      ======       ======     ======    ======
Total allowance for loan losses to total
   non-performing assets................... 121.13%      97.44%      191.01%    280.42%   350.35%
                                            ======      ======       ======     ======    ======

         For the year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $223,000.

         At June 30, 1999, Western Security's non-accruing loans were comprised of twelve one- to four-family loans totaling $521,000, one construction loan totaling $112,000, ten agriculture non-real estate loans totaling $1.1 million, six commercial non-real estate loans totaling $106,000 and eighty-seven consumer loans totaling $1.2 million. Accruing loans delinquent 90 days or more at June 30, 1999, includes ten one- to four-family loans totaling $426,000, two construction loans totaling $344,000 and two consumer loans totaling $5,000 which were 100% secured by savings accounts. These loans continue to accrue interest due to management's belief that the borrowers will repay these loans.

         At June 30, 1999, there were $238,000 in seven foreclosed real estate loans and $26,000 in one foreclosed commercial land loans.

         Other Loans of Concern. In addition to the classified assets and non-performing loans and foreclosed assets set forth in the preceding tables, as of June 30, 1999, there were no other loans identified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                        Year Ended June 30,
                                                            -------------------------------------------
                                                             1999      1998     1997      1996     1995
                                                            ------    ------    -----    -----    -----
                                                                           (Dollars in Thousands)

Balance at beginning of period............................ $ 4,907    $4,651   $2,005   $2,011   $2,030
                                                            ------    ------    -----    -----    -----
Charge-Offs:
Real Estate:
     One- to four-family..................................    (177)       --      (53)      --       (2)
     Commercial ..........................................      --        --      (43)      --       --
Other:
     Commercial...........................................     (49)      (26)     (47)      --       --
     Consumer.............................................  (1,002)     (611)    (110)     (11)     (26)
                                                            ------    ------    -----    -----    -----
Total charge-offs.........................................  (1,228)     (637)    (253)     (11)     (28)
                                                            ------    ------    -----    -----    -----
Recoveries:
Other:
     Commercial...........................................       6         3       --       --       --
     Consumer.............................................      94        50       18        5        9
                                                            ------    ------    -----    -----    -----
Total recoveries..........................................     100        53       18        5        9
                                                            ------    ------    -----    -----    -----
Net charge-offs...........................................  (1,128)     (584)    (235)      (6)     (19)
Provisions charged to operations..........................   1,300       840      400       --       --
Reserves acquired.........................................      --        --    2,481       --       --
                                                            ------    ------    -----    -----    -----
Balance at end of period.................................. $ 5,079    $4,907   $4,651   $2,005   $2,011
                                                            ======    ======    =====    =====    =====

Ratio of net charge-offs during the period to average loans
     outstanding during the period........................    0.18%     0.09%    0.05%    0.00%    0.18%
                                                            ======    ======    =====    =====    =====
Ratio of net charge-offs during the period to average non-
     performing assets during the period .................   25.21%    11.92%   13.12%    1.39%    2.91%
                                                            ======    ======    =====    =====    =====
Ratio of allowance for loan losses to loans receivable, net   0.80%     0.74%    0.73%    0.54%    0.64%
                                                            ======    ======    =====    =====    =====

                                       18

         The following table sets forth the distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                                    At June 30,
                           ----------------------------------------------------------------------------------------------
                                   1999             1998                1997                1996              1995
                           -----------------  -----------------  -----------------   -----------------  -----------------
                                     Percent            Percent            Percent             Percent            Percent
                                    of Loans           of Loans           of Loans            of Loans           of Loans
                                     in Each            in Each            in Each             in Each            in Each
                                    Category           Category           Category            Category           Category
                                    to Total           to Total           to Total            to Total           to Total
                            Amount    Loans    Amount    Loans    Amount    Loans     Amount    Loans    Amount    Loans
                           -------- --------  -------- --------  -------- --------   -------- --------  -------- --------
                                                           (Dollars in Thousands)
Real Estate:
     One- to four- family.  $  838     18.56%   $ 927    47.56%   $2,244   53.82%    $  539    74.69%  $  175   76.94%
     Multi-family.........     305      6.75      300     6.38       259    6.21        136     5.30       12    5.91
     Commercial...........     710     15.72      550     9.57       479    7.73        152     4.87       75    3.86
     Agricultural.........     210      4.65      150     1.65       471    1.23         --       --       --      --
     Construction.........     156      3.45      250     2.62       128    3.07        164     3.45        5    3.34
Other loans:
     Commercial ..........     468     10.36      450     5.13        --    4.47         --       --       --      --
     Agricultural ........     460     10.19      400     3.59        --    2.91         --       --       --      --
     Consumer.............   1,369     30.32    1,480    23.50       918   20.56        126    11.69      132    9.95
Unallocated...............     563        --      400       --       152      --        888       --    1,612      --
                            ------    ------   ------   ------    ------  ------     ------   ------   ------
      Total...............  $5,079    100.00%  $4,907   100.00%   $4,651  100.00%    $2,005   100.00%  $2,011  100.00%
                            ======    ======   ======   ======    ======  ======     ======   ======   ======  ======

Investment Activities

         Securities. As part of its asset/liability management strategy, the Company invests in U.S. and local government and agency securities, high quality short- and medium-term securities, primarily investment grade corporate obligations and mutual funds and interest-bearing deposits. At June 30, 1999, the Company did not own any securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government or federal agency obligations. At June 30, 1999, the Bank owned $79.9 million of bank qualified local government agency securities.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" in the Annual Report incorporated by reference herein as Exhibit 13. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 20.54% as compared to the OTS requirement of 4.0%.

         The Bank will, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest trends. See Note 15 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13. At June 30, 1999 the Bank had no structured notes.

         The following tables set forth the composition of the securities portfolio at the dates indicated.

                                                   At June 30,
                                   -----------------------------------------------
                                        1999             1998            1997
                                   --------------  ---------------  --------------
                                    Book    % of    Book    % of    Book     % of
                                    Value   Total   Value   Total   Value    Total
                                   -------  -----  -------- ------  ------- ------
                                                   (Dollars in Thousands)
Investments held-to-maturity:
 Federal agency obligations....   $     --   0.00% $  2,994   2.39% $18,804  23.76%
 U.S. Government obligations...         --   0.00       100   0.08      297   0.38
 Corporate obligations.........      6,985   6.20    11,473   9.15    5,980   7.55
 Other investments.............      2,250   2.00     2,280   1.82    2,385   3.01
                                  -------- ------  -------- ------  ------- ------
  Total investment securities
    held-to-maturity ..........      9,235   8.20    16,847  13.44   27,466  34.70
                                  -------- ------  -------- ------  ------- ------
Investments available-for-sale:
Federal agency obligations.....     79,985  70.99    89,781  71.62   45,969  58.08
Corporate obligations..........     23,374  20.74    18,720  14.93    5,675   7.17
 Other.........................         82   0.07        10   0.01       39   0.05
                                  -------- ------  -------- ------  ------- ------
  Total investments
    available for sale ........    103,441  91.80   108,511  86.56   51,683  65.30
                                  -------- ------  -------- ------  ------- ------
Total investment securities....   $112,676 100.00% $125,358 100.00% $79,149 100.00%
                                  ======== ======  ======== ======  ======= ======
Average remaining life or term to
repricing of securities                 37 mos.          33 mos.         41 mos.

         For information regarding the estimated market value of investment securities at June 30, 1999, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as
Exhibit 13.

         The following table sets forth the composition and maturities of the investment securities portfolio as of June 30, 1999.


                                                                      At June 30, 1999
                                                    --------------------------------------------------
                                                  Less Than 1 to 5  5 to 10 Over 10
                                                    1 Year  Years    Years   Years   Total   Securities
                                                     Cost    Cost    Cost    Cost     Cost   Market Value
                                                    ------  -------  -----  ------  --------  --------
                                                                   (Dollars in Thousands)
Investments held-to-maturity:
 U.S. government securities....................... $    --  $    --  $  --  $   --  $     --  $     --
 Federal agency obligations.......................      --       --     --      --        --        --
 Corporate obligations............................   2,994    3,991     --      --     6,985     6,995
 Other investments................................      38       --    567   1,645     2,250     2,260
                                                   -------  -------  -----  ------  --------  --------

  Total investment securities held-to-maturity ...   3,032    3,991    567   1,645     9,235     9,255
                                                   -------  -------  -----  ------  --------  --------


Investments available-for-sale:
 Federal agency obligations.......................   3,608   75,837     --   1,879    81,324    79,985
 Corporate obligations............................   7,248   15,761     --     499    23,508    23,374
 Other investments................................       3       --     --      --         3        82
                                                   -------  -------  -----  ------  --------  --------

  Total investments available for sale............  10,859   91,598     --   2,378   104,835   103,441
                                                   -------  -------  -----  ------  --------  --------


Total securities.................................. $13,891  $95,589  $ 567  $4,023  $114,070  $112,696
                                                   =======  =======  =====  ======  ========  ========


Average weighted yield............................    6.02%    5.63%  7.06%   7.00%     5.73%
                                                   =======  =======  =====  ======  ========

         Mortgage-Backed Securities. The Bank purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable interest rates or short or intermediate effective terms to maturity. In addition, the Bank has purchased investment grade, fixed-rate and variable-rate Collateralized Mortgage Obligations ("CMOs") having estimated average lives from one to twenty years. CMOs are securities derived by reallocating cash flows from mortgage-backed securities or from pools of mortgage loans held by a trust. The CMOs acquired by the Bank are not interest-only or principal-only or residual interests except for one interest-only CMO totaling $22,000. At June 30, 1999, the book value of the CMOs was $65.1 million. The book value of all the Bank's mortgage-backed securities at June 30, 1999 was $151.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report incorporated by reference herein as Exhibit 13. At June 30, 1999, the Bank did not own mortgage-backed securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government agency obligations.

         The  Bank's   mortgage-backed   securities  are  classified  as  either
held-to-maturity or available-for-sale. Those mortgage-backed securities classified as held-to-maturity are carried at amortized cost in the Bank's financial statements. While those mortgage-backed securities classified as available-for-sale are carried at fair value.

         Substantially all of the Bank's mortgage-backed securities are backed by federal agencies or have received the highest rating by a nationally recognized rating agency as of June 30, 1999. The Bank also holds $8.0 million of mortgage-backed securities issued by private institutions.

         For information regarding the estimated market values of mortgage backed securities at June 30, 1999, see Notes 1 and 4 of Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

         The following table sets forth the book value of the mortgage-backed securities portfolio, net, in dollar amounts as of the dates indicated.


                                                        At June 30,
                                                ---------------------------
                                                  1999     1998      1997
                                                -------  --------  --------
                                                       (In Thousands)
Issuers:
 Federal Home Loan Mortgage Corporation....... $ 42,632  $ 51,776  $ 66,070
 Federal National Mortgage Association........   17,047     7,721    12,344
 Government National Mortgage Association.....   19,004    15,218    18,850
 Collateralized Mortgage
       Obligations - federal agency...........   65,102    48,578    45,815
 Other........................................    7,964     3,140     6,090
                                               --------  --------  --------


     Total.................................... $151,749  $126,433  $149,169
                                               ========  ========  ========

         The following table sets forth the contractual maturities, without giving effect to repricing, of the mortgage-backed securities portfolio, net, at June 30, 1999.

                                                                                         Market    June 30,
                                             1 - 3     3 - 5   5 - 10  10 - 15  Over 15   Value      1999
                                             Years     Years   Years    Years    Years  Adjustment  Total
                                            -------   ------  -------  -------  -------  --------  --------
                                                                       (In Thousands)
Held-to-Maturity:

 Federal Home Loan Mortgage Corporation....$     --  $ 2,657  $23,748  $    --  $ 1,177  $     --  $ 27,582
 Federal National Mortgage Corporation.....      --       --       26       --       --        --        26
 Government National Mortgage Association..      --       --       27       --   10,777        --    10,804
 Collateralized Mortgage Obligations -
 Federal Agency............................      --      220    6,238      516   36,319        --    43,293
 Other ....................................      --       --       --       --    2,015        --     2,015
                                            -------   ------  -------  -------  -------  --------  --------

     Subtotal..............................      --    2,877   30,039      516   50,288        --    83,720
                                            -------   ------  -------  -------  -------  --------  --------
Available for sale:

 Federal Home Loan Mortgage Corporation....      --    1,648    5,013    1,947    6,608     (171)    15,045
 Federal National Mortgage Corporation.....      --      940       --   11,563    4,939     (421)    17,021
 Government National Mortgage Association..      --       --    4,813    3,241      327     (151)     8,230
 Collateralized Mortgage Obligations
      Federal Agency ......................     421    2,550    2,021    1,855   15,597     (634)    21,810
 Other ....................................      --       --       --       --    5,923       --      5,923
                                            -------   ------  -------  -------  -------  --------  --------

      Subtotal.............................     421    5,138   11,847   18,606   33,394   (1,377)    68,029
                                            -------   ------  -------  -------  -------  --------  --------

          Total............................   $ 421   $8,015  $41,886  $19,122  $83,682  $(1,377)  $151,749
                                            =======   ======  =======  =======  =======  ========  ========


         The following schedule sets forth the contractual maturity and repricing of the Bank's mortgage-backed securities portfolio, net, at June 30, 1999. Those which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing.

                                             After 1  After 2  After 3 After 5   After 10           Market   June 30,
                                     1 Year  Through  Through  Through Through   Through  Over 15    Value     1999
                                    or Less  2 Years  3 Years  5 Years 10 Years  15 Years  Years   Adjustment  Total
                                    -------  -------  -------  ------- --------  -------  -------  ----------  -----
                                                                   (In Thousands)
Mortgage-Backed Securities
  Held-to-Maturity................   $   --   $   --   $  --   $2,657  $23,802 $    --   $13,969    $  --    $40,428
Mortgage-Backed Securities
  Available-for-Sale..............   13,028       --      --      942    9,826  16,752     6,414     (743)    46,219

Collateralized Mortgage Obligations
  Held-to-Maturity................    8,487       --      --      220      817      --    33,768       --     43,292

Collateralized Mortgage Obligations
  Available-for-Sale..............       --      421      --    2,548    2,021   1,856    15,598     (634)    21,810
                                    -------  -------  ------  -------  ------- -------   -------  -------   --------

     Total........................  $21,515   $  421 $    -- $  6,367  $36,466 $18,608   $69,749  $(1,377)  $151,749
                                    =======  =======  ======  =======  ======= =======   =======  =======   ========


         Cash Surrender Value of Life Insurance Policies. Western Security currently maintains Key Person Insurance coverage on certain of its executive officers. The purpose of this insurance purchase was twofold: (1) Key Person Insurance coverage for the Bank on those job positions and (2) funding of death and salary continuation plan benefits for certain of those employees. At June 30, 1999 the Bank had $6.9 million in cash surrender value of life insurance policies.

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



                                                                       Year Ended June 30,
                                                ----------------------------------------------------------------
                                                       1999                   1998                   1997
                                                ------------------     ------------------    -------------------
                                                            Percent                Percent                Percent
                                                 Amount    of Total    Amount     of Total    Amount     of Total
                                                ----------  ------     ---------   ------    ----------   ------
                                                                     (Dollars In Thousands)

Transactions and Savings Deposits:

Passbook and savings accounts (2.70 - 2.75%)..  $   89,975   13.94%    $  94,557    14.86%   $  102,923    16.31%
Money market accounts (2.96 - 4.98%)..........      75,398   11.68        55,464     8.71        49,062     7.78
NOW accounts (1.50%)..........................      77,899   12.07        74,673    11.73        76,582    12.14
Non-Interest bearing demand ..................      35,708    5.53        30,524     4.80        26,050     4.13
                                                ----------  ------     ---------   ------    ----------   ------
Total non-certificates........................     278,980   43.22       255,218    40.10       254,617    40.36
                                                ----------  ------     ---------   ------    ----------   ------
Certificates:

0.00 -  3.99%.................................       3,385    0.52         1,894     0.30         1,276     0.20
4.00 -  5.99%.................................     302,629   46.88       269,590    42.36       288,440    45.72
6.00 -  7.99%.................................      60,545    9.38       109,731    17.24        86,341    13.69
8.00 -  and over .............................          10      --             8       --           195     0.03
                                                ----------  ------     ---------   ------    ----------   ------
Total certificates............................     366,569   56.78       381,223    59.90       376,252    59.64
                                                ----------  ------     ---------   ------    ----------   ------
Total deposits................................  $  645,549  100.00%    $ 636,441   100.00%   $  630,869   100.00%
                                                ==========  ======     =========   ======    ==========   ======


         The following table sets forth the rate and maturity information for the Bank's certificates of deposit as of June 30, 1999.


                          0.00-   4.00-      6.00-   8.00% or          Percent
                          3.99%   5.99%      7.99%   Greater    Total  of Total
                         ------  --------   -------   ------  --------  ------
                                         (Dollars In Thousands)
Certificate accounts
maturing in quarter ending:

September 30, 1999.....  $3,177  $ 82,438   $ 9,189      $ 3  $ 94,807   25.85%
December 31, 1999......     135    62,865    11,484       --    74,484   20.31
March 31, 2000.........      --    47,329    11,494       --    58,823   16.05
June 30, 2000..........      32    42,751     2,733       --    45,516   12.42
September 30, 2000.....      --    10,609     5,078       --    15,687    4.28
December 31, 2000......      --    12,335     5,679       --    18,014    4.91
March 31, 2001.........      --    11,620     6,657       --    18,277    4.99
June 30, 2001..........       6    11,909       292       --    12,207    3.33
September 30, 2001.....      --     5,544       445        7     5,996    1.64
December 31, 2001......      --     6,413       580       --     6,993    1.91
March 31, 2002.........       4     2,719       306       --     3,029    0.83
June 30, 2002..........      --     1,322     1,189       --     2,511    0.69
Thereafter.............      31     4,775     5,419       --    10,225    2.79
                         ------  --------   -------   ------  --------  ------

   Total...............  $3,385  $302,629   $60,545      $10  $366,569  100.00%
                         ======  ========   =======   ======  ========  ======

   Percent of total....    0.92%    82.56%    16.52%      --
                         ======  ========   =======   ======


         The following table sets forth the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1999.


                                                            Maturity
                                             --------------------------------------
                                                          Over      Over
                                               3 Months  3 to 6   6 to 12   Over 12
                                                or Less  Months    Months   Months     Total
                                             ---------- --------  --------  -------  --------
                                                              (In Thousands)

Certificates of deposit less than $100,000....  $76,920 $64,976  $ 91,756  $83,061  $316,713
Certificates of deposit of $100,000 or more...    9,138   8,974    10,374    9,225    37,711
Public funds(1)...............................    8,749     534     2,209      653    12,145
                                                ------- -------  --------  -------  --------

Total certificates of deposit.................  $94,807 $74,484  $104,339  $92,939  $366,569
                                                ------- -------  --------  -------  --------

-----------------------
(1)  Deposits from governmental and other public entities.


         For additional information regarding the composition of the Bank's deposits, see Note 8 of the Notes to the Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

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

         The Bank borrows funds from the FHLB of Seattle under its various fixed rate, variable rate, and amortizing advance lending programs, with terms requiring monthly interest payments. Principal payments are due monthly under the amortizing advance program and upon maturity for all other advance programs. The Bank is generally required to pay a commitment fee upon application and is normally subject to a prepayment fee if the advance is prepaid by the Bank. See
Note 10 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, CMO and other borrowings for the periods indicated.

                                                     Year Ended June 30,
                                               ------------------------------
                                                  1999      1998       1997
                                               --------   --------   --------
                                                             (In Thousands)
Maximum Balance:

  FHLB Advances............................... $257,277   $248,133   $190,338
  Collateralized Mortgage Obligations.........      511        775      1,117
  Other Borrowings and Repurchase Agreements..    7,416     26,099      8,101

Average Balance:

  FHLB Advances...............................  228,174    244,339    145,446
  Collateralized Mortgage Obligations.........      376        625        967
  Other Borrowings and Repurchase Agreements..    6,749     12,022      2,731


         The following table sets forth certain information as to the Bank's FHLB advances, CMO's and other borrowings at the dates indicated.

                                                           June 30,
                                               ------------------------------
                                                1999        1998       1997
                                               --------   --------   --------
                                                   (Dollars in Thousands)

FHLB Advances................................. $244,048   $248,133   $190,338
Collateralized Mortgage Obligations...........      242        511        797
Other Borrowings and Repurchase Agreements....    6,895      6,542      8,101
                                               --------   --------   --------

  Total Borrowings............................ $251,185   $255,186   $199,236
                                               ========   ========   ========
Weighted Average Interest Rate
of FHLB Advances........................           5.53%      5.83%      6.14%
                                               ========   ========   ========
Weighted Average Interest Rate
of Collateralized Mortgage
Obligations...................................    11.48%     11.48%     11.37%
                                               ========   ========   ========
Weighted Average Interest Rate of
Other Borrowings and Repurchase
   Agreements.................................     4.34%      5.05%      5.30%
                                               ========   ========   ========

Interest Rate Caps and Interest Rate Swaps

         As explained  under  Quantitative  and  Qualitative  Disclosures  About
Market Risk Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13, the Bank was party to three interest rate exchange agreements. These agreements were interest rate cap agreements covering a total of $15.0 million in notional principal amounts wherein the interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a transaction fee, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest bearing liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At June 30, 1999 the amount of the unamortized premiums paid related to the interest rate cap transactions was $23,000.

Subsidiary Activities

        General. The Company has no direct subsidiaries other than the Bank. Western Security has three wholly-owned service corporation subsidiaries:
Service Corp. of Montana, Inc. ("Service Corp."), Western Security Investment Services, Inc. ("Western Security Investment") and a special-purpose finance subsidiary, Monte Mac I, Inc. ("Monte Mac"). At June 30, 1999, Western Security's investment in the three wholly owned service corporations totaled $2.5 million, or approximately 0.25% of unconsolidated assets, at such date.

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

         The  following  is  a  description   of  Western   Security's   service
corporations:

        Service Corp. of Montana, Inc. Service Corp. was acquired December 1988, in connection with the acquisition of Great Falls Federal. This service corporation owns and operates a 30-unit apartment complex in Lewistown, Montana and a single family residence in Hamilton, Montana. Western Security's investment in Service Corp. totaled $411,000 at June 30, 1999.

         Western Security Investment Services, Inc. Western Security Investment was acquired in February 1997, in connection with the acquisition of Security Bancorp. Western Security Investment conducts a securities brokerage business in Western Security's Missoula and Billings offices and a real estate rental business. At June 30, 1999, Western Security's investment in Western Security Investment totaled $579,000.

         Monte Mac I, Inc. Monte Mac was formed in 1985 for the purpose of participating in a collateralized mortgage obligation conduit program. Monte Mac had participated in three series of CMO issuances. The CMOs are collateralized by FHLMC participation certificates transferred by Western Security to Monte Mac. The transferred FHLMC certificates had a book value of $1.0 million at June 30, 1999. Western Security's investment in Monte Mac as of June 30, 1999, included approximately $0.8 million in FHLMC certificates in excess of collateralized mortgage obligations. The payments received on the FHLMC certificates are used to pay down the CMOs. If the CMOs are paid as originally projected, the remaining investment in Monte Mac is expected to be minimal.

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

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were April, 1999 and March 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1999, was approximately $195,000. Savings associations (unlike the Bank) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay higher premiums.

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

         The Bank's permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Bank's lending limit under this restriction was approximately $11.5 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as
Exhibit 13. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity, adjusted to eliminate unrealized gains and losses on certain available-for-sale securities and retained income, and certain non-cumulative perpetual preferred stock and related income. All intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1999, the Bank had unamortized purchased mortgage servicing rights of $602,000 and goodwill and core deposit intangible relating to the purchase of Security Bancorp of $18.8 million all of which was required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries in determining tangible capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of generally accepted accounting principles ("GAAP"). For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1999, the Bank was required to deduct $568,000 of its investment in Service Corp. of Montana, Inc. and $579,000 of its investment in Western Security Investment under these rules.

         At June 30, 1999, the Bank had tangible capital of $71.3 million, or 7.2% of adjusted total assets, which is approximately $56.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999, the Bank had no such intangible assets.

         At June 30, 1999, the Bank had core capital equal to $71.3 million, or 7.2% of adjusted total assets, which is $31.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, the Bank had no capital instruments that qualify as supplementary capital and had $5.1 million of general loss reserves, which was less than 1.25% of risk-weighted assets, and were included in the $76.4 million of risk-based capital at June 30, 1999.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at June 30, 1999.

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

         On June 30, 1999, the Bank had total risk-based capital of $76.4 million (including $71.3 million in core capital and $5.1 million in qualifying supplementary capital) and risk-weighted assets of $622.9 million (including $66,000 in converted off-balance sheet assets); or total risk-based capital of 12.3% of risk-weighted assets. This amount was $26.6 million above the current 8% requirement in effect on that date.

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

         The OTS regulations permit a savings association to make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. The Bank's regulatory ratio was 20.5% at June 30, 1999.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Bank met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September, 1998 and received a rating of satisfactory.

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

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At June 30, 1999, the Bank had $14.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.57% and were 8.00% and 7.75% for calendar years 1997 and 1998 respectively.

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

         For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Seattle to the Bank totaled $1.1 million which constitutes a $80,000 increase over the amount of dividends received in fiscal year 1998. There can be no assurance that such dividends will continue in the future.

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

         Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings institutions can no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, such institutions are required to compute their deductions based on specific charge-offs during the taxable year when they otherwise qualify to use the experience method. This legislation also requires savings institutions to recapture into income over a six-year period their post-1987 additions to their tax bad debt reserves, thereby generating additional current tax liability. The Bank's post-1987 reserves that will be recaptured into income ratably over a six-year period is $3.2 million. At June 30, 1999 the Bank's bad debt reserve for tax purposes was approximately $2.0 million. (See Note 12 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference as Exhibit 13.)

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

         Montana Taxation - Under Montana taxation law, savings institutions, such as the Bank, are subject to corporation license tax, which incorporates or is substantially similar to applicable provisions of the Federal Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments at a rate of 6.75% for fiscal year 1999.

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

         The Bank estimates its market share of the savings deposits in the counties where it has branch offices to be as follows:


                                June 30, 1998
            County            Deposit Share(1)              City

Missoula....................        13.7%        .......................Missoula
Yellowstone.................        11.3         ............Billings and Laurel
Lewis & Clark...............         7.2         .........Helena and East Helena
Cascade.....................         4.6         ....................Great Falls
Gallatin....................         3.7         ........................Bozeman
Ravalli.....................         5.0         .......................Hamilton
Pondera  ...................         9.2         .........................Conrad
Fergus......................        16.8         ......................Lewistown
Custer......................         6.1         .....................Miles City
Big Horn ...................        11.2         .........................Hardin
Deer Lodge..................        21.3         .......................Anaconda
Flathead....................         0.7         ......................Kalispell
Hill........................         8.1         ..........................Havre
Phillips....................         4.4         ..........................Malta
Richland....................         6.6         .........................Sidney
Sheridan....................        15.4         .....................Plentywood
Silverbow...................         9.3         ..........................Butte
Valley......................         6.4         ........................Glasgow

-----------------
(1) Based on data supplied by Sheshunoff Information Services as of June 1998, Western Security held approximately a 6.4% market share of deposits in Montana. Based on this market share, Western Security ranked 4th out of 183 financial institutions located in Montana. See "Market Areas" for information regarding the Bank's deposit share in each county in its market area.

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

Executive Officers of the Company

         The following table sets forth certain information at June 30, 1999 regarding the executive officers of the Company and the Bank who are not also directors.


         Name              Age              Position(s) Held
--------------------    --------- ----------------------------------------------
James A. Salisbury         48      Executive Vice President, Treasurer
                                        and Chief Financial Officer
                                        of the Company and the Bank
Charles E. Eiseman         49      Senior Vice President/Western Region
Marcia Johnson             40      Senior Vice President/Central Operations
John Cromwell              60      Senior Vice President/Human Resource Director

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

         Charles E. Eiseman. Mr. Eiseman has been employed by Western Security since December 1975 and became Senior Vice President/Retail Lending Manager in October 1996. Since 1988, Mr. Eiseman's duties have included supervision of all retail lending activities in all cities where Western Security has loan origination centers. Mr. Eiseman is a graduate of the University of Montana.

        Marcia Johnson. Ms. Johnson has been with Western Security since 1981. Prior to her appointment as Senior Vice President/Central Operations Manager in July 1999, she served as Vice President/Western Region Loan Administrator. Ms. Johnson is a graduate of the University of Montana.

        John Cromwell. Mr. Cromwell joined Western Security as Vice President and Director of Human Resources in December of 1997. Mr. Cromwell has over 25 years experience in bank human resources. He was elected Senior Vice President in July 1999. He is responsible for compensation, benefits, personnel, training and the formulation of Personnel Policies and Procedures. Mr. Cromwell is a graduate of Rocky Mountain College, Billings and is a certified Senior Professional in Human Resources by the Society for Human Resource Management.

Employees

         At June 30, 1999, the Company had a total of 338 full-time employees and 42 part-time employees. None of the Bank employees are represented by any collective bargaining group.

Item 2. Properties

         The following table sets forth information concerning the main office and each branch office and loan production office of the Bank at June 30, 1999. At June 30, 1999, the Bank's premises and equipment had an aggregate net book value of approximately $28.3 million.


                                    Year
                                  Acquired       Owned or      Lease Expiration
                 Location        or Leased        Leased             Date
--------------------------------------------------------------------------------

Main Office
  110 East Broadway                 1957          Owned              N/A
  Missoula, Montana
Full Service Branches
  100 East Broadway                 1957          Owned             N/A(1)
  Missoula, Montana
  2230 Brooks                       1966          Owned              N/A
  Missoula, Montana
  1610 S. Third West                1977          Leased       July 1, 1999(2)
  Missoula, Montana
  2601 Garfield                     1979          Owned              N/A
  Missoula, Montana
  321 Fuller                        1983          Owned              N/A
  Helena, Montana
  101 Lane Avenue                   1983          Owned              N/A
  East Helena, Montana
  601 N. Montana                    1983          Leased      December 31, 1999
  Helena, Montana
  3171 N. Montana                   1996          Owned              N/A
  Helena, Montana
  501 N. First Street               1980          Owned              N/A
  Hamilton, Montana
  2425 10th Avenue South            1988          Owned              N/A
  Great Falls, Montana
  25 Fifth Street North             1988          Owned              N/A
  Great Falls, Montana
  900 Third Street, NW              1988          Owned              N/A
  Great Falls, Montana
  702 South Main                    1988          Owned              N/A
  Conrad, Montana
  2929 Third Avenue North           1991          Owned              N/A
  Billings, Montana
  1101 Main Street                  1991          Owned              N/A
  Miles City, Montana
  524 North Cheyenne Avenue         1991          Owned              N/A
  Hardin, Montana
  219 North 26th Street             1967          Owned              N/A
  Billings, Montana
  2675 King Avenue West            1995(3)        Owned              N/A
  Billings, Montana
  2401 Grand Avenue                 1975          Owned              N/A
  Billings, Montana
  1546 Main Street                  1975          Owned              N/A
  Billings, Montana

                                    Year
                                  Acquired       Owned or      Lease Expiration
                 Location        or Leased        Leased             Date
--------------------------------------------------------------------------------

  2845 Old Hardin Road              1997          Owned              N/A
  Billings, Montana
  19 Montana Avenue                 1987          Owned              N/A
  Laurel, Montana
  405 Main Street                   1979          Owned              N/A
  Kalispell, Montana
  320 West Broadway                1980(4)        Leased       January 1, 2008
  Missoula, Montana
  2350 South Reserve                1995          Leased      December 30, 1999
  Missoula, Montana
  221 Second Street NW              1989          Owned              N/A
  Sidney, Montana
  324 Third Avenue                  1989          Owned              N/A
  Havre, Montana
  135 South Second Street East      1994          Owned              N/A
  Malta, Montana
  125 Fourth Street South           1989          Leased          Monthly(5)
  Glasgow, Montana
  102 North Main                    1989          Owned              N/A
  Plentywood, Montana
  1880 Harrison Avenue              1994          Owned              N/A
  Butte, Montana
  401 West Main                     1994          Owned              N/A
  Lewistown, Montana
  307 East Park Street              1994          Leased        March 1, 2008
  Anaconda, Montana
  2901 West Main                    1995          Leased        April 15, 2031
  Bozeman, Montana
Loan Administration
   1100 South Avenue                1993          Owned              N/A
   Missoula, Montana
  1105 West Sussex                  1998          Owned              N/A
  Missoula, Montana

----------------------
(1)  Includes lease for drive-up window which expires in May 2001.
(2)  Contract being negotiated - verbal agreement - 1 year extension
(3)  Branch opened 12/97
(4)  Property sold 12/97 - leased for 10 years.
(5)  Lease is on a month-to-month basis.

         The Company purchased property in Missoula to build a branch in the expanding Missoula marketing area. The sale of the branch at 1941 West Main in Bozeman, Montana was completed this year.

         The Bank's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Bank's computer and other equipment (including furniture, fixtures and automobiles) at June 30, 1999, totaled $4.7 million. In addition, subsidiaries of the Bank hold properties and equipment with a net book value of $1.3 million. See "Business - Subsidiary Activities."

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

Item 4. Submission of Matters to a Vote of Stockholders

         No matter was submitted to a vote of stock holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The section "General Corporate and Stockholders' Information" contained in the Company's Annual Report (beginning at page 55 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

Item 6. Selected Financial Data

        The section "Selected Consolidated Financial and Other Data" contained in the Company's Annual Report (beginning at page 5 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report (beginning at page 6 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7.

Item 8. Financial Statements and Supplementary Data

        The  section  "Consolidated   Financial  Statements"  contained  in  the
Company's Annual Report (beginning at page 24 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 8.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. See "Business - Executive Officers of the Company" in Part I of the Form 10-K for information regarding executive officers.

Item 11. Executive Compensation

        Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

        Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 26, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended June 30, 1999 is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                       Pages in
                                                                        Annual
Annual Report Section                                                   Report

Independent Auditors' Report............................................  24

Consolidated Balance Sheets -- June 30, 1998 and 1999...................  25

Consolidated Statements of Income --
Each of the Years in the Three-Year Period Ended
June 30, 1999...........................................................  26

Consolidated Statements of Stockholders' Equity
and Comprehensive Income -- Each of the Years
in the Three-Year Period Ended June 30, 1999............................  27

Consolidated Statements of Cash Flows -- Each of the
 Years in the Three-Year Period Ended
June 30, 1999...........................................................  28

Notes to Consolidated Financial Statements..............................  29

Supplementary Financial Data............................................  55


(a)(2)  Financial Statement Schedules:

        All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a)(3)  Exhibits:

                                                              Reference to Prior
                                                               Filing of Exhibit
 Regulation S-K                                                 Number Attached
 Exhibit Number           Document                                 Hereto
----------------   ----------------------------------------   ------------------
  2         Plan of acquisition, reorganization, arrangement,           None
            liquidation or succession
  3         (i)  Articles of Incorporation                                *
            (ii) By-laws
  4         Instruments defining the rights of security holders,          *
            including indentures
  9         Voting trust agreement                                      None
 10.1       Stock Option and Incentive Plan                              **
 10.2       Employee Stock Ownership Plan                                 *
 10.3       Recognition and Retention Plan                               **
 10.4       Salary Continuation Plan                                      *
 10.5       Directors Deferred Compensation Plan                          *
 10.6       Benefit Equalization Plan                                     *
 10.7       Employment Agreements for Messrs. Grimes, Bardwell           **
            and Salisbury
 10.8       Employment Agreements for Messrs. Brevik, Eiseman            **
            and Lovell and Ms. Dumontier
 10.9       Annual Management Incentive Plan                             **
 10.10      Wage Continuation Agreements for Messrs. Grimes,             **
            Bardwell and Salisbury
 10.11      Equity Incentive Plan                                        ***
 10.12      Employment Agreement for David W. Jorgenson,                 ***
            Elaine F. Hine, Stanley R. Hill and Scott W. Sanders
 11         Statement re:  computation of per share earnings            None
 12         Statement re:  computation of ratios                    Not required
 13         Annual Report to Security Holders                            13
 16         Letter re: change in certifying accountant                  None
 18         Letter re:  change in accounting principles                 None
 19         Report furnished to security holders                        None
 21         Subsidiaries of Registrant                                   21
 22         Published report regarding matters submitted                None
            to vote of security holders
 23         Consents of experts and counsel                              23
 24         Power of Attorney                                       Not required
 27         Financial Data Schedule                                      27
 99         Additional exhibits                                         None
-------------------------

* Filed on September 21, 1993, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-69168) pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed on September 27, 1995, as the exhibits listed above to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 pursuant to the Securities Exchange Act of 1934 (File No. 0-22772). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed on November 19, 1996, as the exhibits listed above to the Registrant's Form S-4 registration statement (Registration No. 533-16428) pursuant to the Securities Act of 1933 of such previously filed documents are hereby incorporated herein by reference in accordance with "Item 601 of Regulation S-K."

(b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WESTERFED FINANCIAL CORPORATION




Date: September 24, 1999                  By: /s/ Lyle R. Grimes
                                             --------------------------------
                                             Lyle R. Grimes
                                             (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:    /s/ Lyle R. Grimes
       -----------------------------------------------
       Lyle R. Grimes,  Chairman of  the Board,
       President, Chief Executive Officer and Director
       (Principal Executive and Operating  Officer)
Date:  September 24, 1999

By:    /s/ Dr. Marvin Reynolds
       -----------------------------------------------
       Dr. Marvin Reynolds, Director
Date:  September 24, 1999

By:    /s/ Dr. Otto G. Klein, Jr.
       -----------------------------------------------
       Dr. Otto G. Klein, Jr., Director
Date:  September 24, 1999

By:    /s/ John E. Roemer
       -----------------------------------------------
       John E. Roemer, Vice Chairman
Date:  September 24, 1999

By:    /s/ Laurie C. DeMarois
       -----------------------------------------------
       Laurie C. DeMarois, Director
Date:  September 24, 1999

By:    /s/ James A. Salisbury
       -----------------------------------------------
       James A. Salisbury, Treasurer and Chief
       Financial Officer (Principal Financial and
       Accounting Officer)
Date:  September 24, 1999

By:    /s/ Robert F. Burke
       -----------------------------------------------
       Robert F. Burke, Director
Date:  September 24, 1999

By:    /s/ David W. Jorgenson
       -----------------------------------------------
       David W. Jorgenson, Director and Vice
       President
Date:  September 24, 1999

By:    /s/ William Leslie
       -----------------------------------------------
       William Leslie, Director
Date:  September 24, 1999