Form 10-Q
period 1999-09-30
WESTERFED FINANCIAL CORP
filed 1999-11-12
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999

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

Class: Common Stock, Par Value $0.01 per share; Outstanding at November 5, 1999 4,429,675 shares (including restricted shares)

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page

ITEM 1.       FINANCIAL STATEMENTS
 Consolidated Balance Sheets - September 30, 1999
     (Unaudited) and June 30, 1999........................................- 3 -
 Consolidated Statements of Income - Three Month
     Period Ended September 30, 1999 and
     September 30, 1998 (Unaudited).......................................- 4 -
 Consolidated Statements of Comprehensive Income
     for Three Month Period Ended September
     30, 1999 and September 30, 1998 (Unaudited)..........................- 5 -
 Consolidated Statement of Stockholders' Equity
     for the Three Month Period Ended
     September 30, 1999 (Unaudited).......................................- 6 -
 Consolidated Statements of Cash Flows for
     the Three Month Period Ended September 30,
     1999 and September 30, 1998 (Unaudited)  ............................- 7 -
 Notes to Consolidated Financial Statements
     1.   Basis of Presentation...........................................- 8 -
     2.   Cash Equivalents................................................- 8 -
     3.   Computation of Net Income per Share.............................- 8 -
     4.   Dividends Declared..............................................- 8 -
     5.   A Comparison of the Amortized Cost and
              Estimated Fair Value of Investment
              Securities and Mortgage-backed Securities ..................- 9 -
          A Comparison of the Amortized Cost and
              Estimated Fair Value of Investment
              Securities by Contractual Maturities.......................- 10 -

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
     1.   Forward Looking Statements.....................................- 11 -
     2.   Changes in Financial Condition.
              Comparison of the Three Month Period
              from June 30, 1998 to September 30, 1999...................- 11 -
     3.   Comparison of Operating Results for
              the Three Month Periods Ended
              September 30, 1999 and September 30, 1998..................- 14 -

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.......- 21 -

PART II -- OTHER INFORMATION

 ITEM 1 LEGAL PROCEEDINGS................................................- 25 -
 ITEM 2 CHANGE IN SECURITIES.............................................- 25 -
 ITEM 3 DEFAULTS UPON SENIOR SECURITIES..................................- 25 -
 ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................- 25 -
 ITEM 5 OTHER INFORMATION................................................- 25 -
 ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.................................- 25 -

SIGNATURES...............................................................- 26 -

ITEM 1.       FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1999 (Unaudited) and June 30, 1999


                                                                         (Unaudited)
                                                                         September 30,    June 30,
(Dollars in thousands, except share and per share data)                      1999           1999
                                                                         ------------  ------------
                                ASSETS
Cash and due from banks                                                  $   18,967      $   25,867
Interest-bearing due from banks                                               2,368           3,079
                                                                         ----------      ----------
       Cash and cash equivalents                                             21,335          28,946

Interest-bearing deposits                                                     1,985           1,985
Investment securities available-for-sale                                    106,876         103,441
Investment securities, at amortized cost (estimated market value of
    $9,246 at September 30, 1999 and $9,255 at June 30, 1999)                 9,239           9,235
Stock in Federal Home Loan Bank of Seattle, at cost                          14,882          14,615
Mortgage-backed securities available-for-sale                                83,976          68,029
Mortgage-backed securities, at amortized cost (estimated market
    value of $80,923 at September 30, 1999 and $85,252 at June 30, 1999)     79,604          83,720
Loans available-for-sale                                                      3,389           3,740
Loans receivable, net                                                       626,434         627,631
Accrued interest receivable                                                   7,935           7,635
Premises and equipment, net                                                  27,868          28,269
Core deposit intangible                                                       3,571           3,741
Goodwill                                                                     14,929          15,096
Cash surrender value of life insurance policies                               7,837           6,916
Other assets                                                                  4,189           4,350
                                                                         ----------      ----------
       Total assets                                                      $1,014,049      $1,007,349
                                                                         ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                              $  642,994      $  645,549
   Repurchase agreements                                                      7,607           6,702
   Borrowed funds                                                           249,884         244,483
   Advances from borrowers for taxes and insurance                            6,270           3,302
   Income taxes                                                               2,381           1,552
   Accrued interest payable                                                   6,113           6,156
   Accrued expenses and other liabilities                                     8,377           8,456
                                                                         ----------      ----------
       Total liabilities                                                    923,626         916,200
                                                                         ----------      ----------
Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
      none outstanding                                                           --              --
    Common stock, $.01 par value, 10,000,000 shares authorized;
    4,429,678  shares outstanding at September 30, 1999 and
    4,538,557 outstanding at June 30, 1999                                       57              56
    Additional paid-in capital                                               70,008          69,572
    Common stock acquired by ESOP/RRP                                        (2,153)         (2,216)
    Treasury stock, at cost                                                 (27,694)        (25,319)
    Net unrealized (loss)  on securities available-for-sale                  (1,918)         (1,717)
    Retained earnings, substantially restricted                              52,123          50,773
                                                                         ----------      ----------
       Total stockholders' equity                                        $   90,423      $   91,149
                                                                         ----------      ----------
           Total liabilities and stockholders' equity                    $1,014,049      $1,007,349
                                                                         ==========      ==========
       Book value per share                                              $    20.41      $    20.08
                                                                         ==========      ==========
       Tangible book value per share                                     $    16.24      $    15.93
                                                                         ==========      ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income Three Month Period Ended September 30, 1999 and September 30, 1998 (Unaudited).

(Dollars in thousands, except share and per share data)        (Unaudited)
                                                           Three Months Ended
                                                               September 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------    ---------
Interest income:
 Loans receivable                                         $12,935       $14,066
 Mortgagebacked securities                                  2,624         2,061
 Investment securities                                      1,985         2,126
 Interest-bearing deposits                                     96            87
 Other                                                         90            80
                                                          -------       -------
   Total interest income                                   17,730        18,420
                                                          -------       -------
Interest expense:
 NOW and money market demand                                  935           881
 Savings                                                      545           646
 Certificates of deposit                                    4,634         5,400
                                                          -------       -------
                                                            6,114         6,927
 Borrowed funds and repurchase agreements                   3,537         3,638
                                                          -------       -------
   Total interest expense                                   9,651        10,565
                                                          -------       -------
   Net interest income                                      8,079         7,855
Provision for loan losses                                     445           240
                                                          -------       -------
   Net interest income after provision for loan losses      7,634         7,615
                                                          -------       -------
Noninterest income:
 Loan origination fees on loans sold                          526           687
 Service fees                                               1,349         1,212
 Net gain on sale of loans available-for-sale                 156           256
 Net gain on sale of securities available-for-sale              5             -
 Other                                                        148           172
                                                          -------       -------
   Total non-interest income                                2,184         2,327
                                                          -------       -------
Non-interest expenses:
 Compensation and employee benefits                         3,137         3,357
 Net occupancy expense of premises                            451           516
 Equipment and furnishings                                    500           553
 Data processing                                              407           413
 Deposit insurance premium                                     84            88
 Intangibles amortization                                     337           373
 Marketing and advertising                                    181           154
 Other                                                      1,425         1,515
                                                          -------       -------
   Total non-interest expense                               6,522         6,969
                                                          -------       -------
   Income before income taxes                               3,296         2,973

Income taxes                                                1,288         1,219
                                                          -------       -------
   Net income                                             $ 2,008       $ 1,754
                                                          =======       =======
Net income per common share:
 Basic                                                    $  0.46       $  0.33
                                                          =======       =======
 Diluted                                                  $  0.44       $  0.31
                                                          =======       =======
Dividends per share                                       $ 0.155       $ 0.135
                                                          =======       =======
Dividend payout ratio - basic                              33.70%        40.91%
                                                          =======       =======
Average common and common equivalent shares
outstanding:
 Basic                                                  4,354,871     5,369,521
                                                        =========     =========
 Diluted                                                4,516,508     5,674,227
                                                        =========     =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income - Three Month Periods Ended September 30, 1999 and September 30, 1998 (Unaudited).


(Dollars in thousands)                                           (Unaudited)
                                                             Three Months Ended
                                                                September 30,
                                                            --------------------
                                                               1999       1998
                                                            ---------  ---------
Net income                                                    $2,008     $1,754
                                                              ------     ------
Other comprehensive income (loss):
  Unrealized gains (losses) on investment securities:
    Realized and unrealized holding gains
        (losses) arising during the period                      (319)       744
    Add: reclassification adjustment for
        gains included in net income                              (5)       ---
                                                              ------     ------

Other comprehensive income (loss), before tax                   (324)       744
Income tax benefit (expense) related to
   items of other comprehensive income                           123       (283)
                                                              ------     ------
Other comprehensive income (loss), after tax                    (201)       461
                                                              ------     ------
Comprehensive income                                          $1,807     $2,215
                                                              ======     ======


See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Three Month Period Ended September 30, 1999 (Unaudited).

(Dollars in thousands, except share and per share data)

                                                                                Net
                                                                             Unrealized
                                                                             Gain (Loss)
                                               Additional                    on Securities
                                      Common    Paid-In    ESOP/   Treasury  Available for  Retained
                                       Stock    Capital     RRP      Stock       Sale       Earnings   Total
                                      ------    -------   -------   --------    -------     -------   -------
Balance at June 30, 1999              $   56    $69,572   $(2,216)  $(25,319)   $(1,717)    $50,773   $91,149

Net income                                 -          -         -          -          -       2,008     2,008

Change in net unrealized (loss) on
     securities available-for-sale         -          -         -          -       (201)          -      (201)

ESOP shares committed to
     be released                           -         49        56          -          -           -       105

Amortization of award of
     RRP stock                             -          -         7          -          -           -         7

Purchase of treasury stock,
     at cost - 139,000 shares              -          -         -     (2,375)         -           -    (2,375)

Stock options exercised
     (30,125 shares)                       1        387         -          -          -           -       388

Cash dividends declared
     ($0.155 per share)                    -          -         -          -          -        (658)     (658)

                                      ------    -------   -------   --------    -------     -------   -------
Balance at September 30, 1999         $   57    $70,008   $(2,153)  $(27,694)   $(1,918)    $52,123   $90,423
                                      ======    =======   =======   ========    =======     =======   =======


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Three Month Periods Ended September 30, 1999 and September 30, 1998 (Unaudited)

(Dollars in thousands)
                                                              (Unaudited)
                                                          Three Months Ended
                                                             September 30,
                                                        ----------------------
                                                          1999           1998
                                                        --------      --------
Net cash provided by operating activities               $ 10,389      $  9,372
                                                        --------      --------
Cash flows from investing activities:
 Net change in interest-bearing deposits                     ---           100
 Purchases of:
  Investment securities available-for-sale                (9,211)      (27,309)
  Mortgage-backed securities available-for-sale          (20,268)          ---
 Proceeds from maturities of:
  Investment securities                                      ---         4,600
  Investment securities available-for-sale                 5,500        33,500
 Proceeds from sale of:
  Mortgage-backed securities available-for-sale            1,207           ---
 Principal payments from:
  Investment securities available-for-sale                   240            86
  Mortgage-backed securities                               2,965         5,188
  Mortgage-backed securities available-for-sale            4,072         2,665
 Net change in loans receivable                              802         3,985
 Purchases of premises and equipment                        (132)         (328)
 Purchase of life insurance policies                        (840)          ---
 Proceeds from sale of premises and equipment                 29             5
                                                        --------      --------
Net cash (used) provided by investing activities         (15,636)       22,492
                                                        --------      --------
Cash flows from financing activities:
 Net change in deposits excluding
    interest credited                                     (8,760)       (6,313)
 Net change in repurchase agreements                         904           977
 Proceeds from borrowings                                 92,300        97,900
 Payments on borrowings                                  (86,911)     (127,096)
 Net change in advances from borrowers
    for taxes and insurance                                2,968         3,208
 Proceeds from exercise of options                           388            47
 Payments to acquire treasury stock                       (2,375)          ---
 Dividends paid to stockholders                             (878)         (977)
                                                        --------      --------
Net cash (used) by financing activities                   (2,364)      (32,254)
                                                        --------      --------
Net (decrease) in cash and cash equivalents               (7,611)         (390)
Cash and cash equivalents at beginning of period          28,946        29,068
                                                        --------      --------
Cash and cash equivalents at end of period              $ 21,335      $ 28,678
                                                        ========      ========
Supplemental  disclosure of cash flow  information:
 Payments  during the period for:
  Interest                                              $  3,384      $  3,532
  Income taxes, net                                          250           140
                                                        ========      ========

See accompanying notes to consolidated financial statements.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10- Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results anticipated for the six month period ending December 31, 1999 which reflects the Company's change in accounting period from a June 30 period to calendar year accounting period, ending on and effective on, December 31, 1999. For additional Company information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") audited annual report for the year ended June 30, 1999.

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

     The following table sets forth the computation of basic and diluted earnings per share:
                                                               (Unaudited)
                                                      For the Three Month Period
                                                          Ended September 30,
                                                        -----------------------
(Dollars in thousands, except share and per share data)    1999         1998
                                                        ----------  -----------
Numbers of shares on which basic earnings
 per share is calculated:
 Average outstanding shares during the period            4,354,871    5,369,521
 Add: Incremental shares under stock option plans          161,637      304,098
      Incremental shares related to RRPs                       ---          608
                                                        ----------  -----------
Number of shares on which diluted earnings
 per share is calculated                                 4,516,508    5,674,227
                                                        ----------  -----------
Net income applicable to common stockholders            $    2,008   $    1,754
                                                        ==========  ===========
Basic earnings per share                                $     0.46   $     0.33
                                                        ==========  ===========
Diluted earnings per share                              $     0.44   $     0.31
                                                        ==========  ===========

     Stock options to purchase 72,169 shares as of September 30, 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. No stock options were excluded from the computation of diluted earnings per share in 1998.

4.   DIVIDENDS DECLARED

     On September 28, 1999 the Board of Directors of the Company declared a quarterly cash dividend of $0.155 per share, payable on October 28, 1999 to stockholders of record on October 14, 1999.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS
     FOLLOWS:

                                                                  HELD-TO-MATURITY
                                                               (Dollars in Thousands)
                                ------------------------------------------------------------------------------------
                                                 (Unaudited)
                                             September 30, 1999                           June 30, 1999
                                ------------------------------------------- ----------------------------------------
                                              Gross      Gross    Estimated             Gross     Gross    Estimated
                                Amortized   Unrealized Unrealized    Fair   Amortized Unrealized Unrealized   Fair
                                   Cost       Gains     Losses       Value     Cost     Gains     Losses     Value
                                  -------     ------     ----      -------   -------    ------     ----     -------
Federal Agency obligations        $     -     $    -     $  -      $     -   $     -    $    -     $  -     $     -
U.S. Government obligations             -          -        -            -         -         -        -           -
Corporate obligations               6,988         13      (13)       6,988     6,985        16       (6)      6,995
Other investments                   2,251          7        -        2,258     2,250        10        -       2,260
                                  -------     ------     ----      -------   -------    ------     ----     -------
  Total investment securities       9,239         20      (13)       9,246     9,235        26       (6)      9,255
Mortgage-backed securities         79,604      1,384      (65)      80,923    83,720     1,600      (68)     85,252
                                  -------     ------     ----      -------   -------    ------     ----     -------
                                  $88,843     $1,404     $(78)     $90,169   $92,955    $1,626     $(74)    $94,507
                                  =======     ======     ====      =======   =======    ======     ====     =======

                                                                 AVAILABLE-FOR-SALE
                                                               (Dollars in Thousands)
                                ------------------------------------------------------------------------------------
                                                 (Unaudited)
                                             September 30, 1999                           June 30, 1999
                                ------------------------------------------- ----------------------------------------
                                              Gross      Gross    Estimated             Gross     Gross    Estimated
                                Amortized   Unrealized Unrealized    Fair   Amortized Unrealized Unrealized   Fair
                                   Cost       Gains     Losses       Value     Cost     Gains     Losses     Value
                                  -------     ------     ----      -------   -------    ------     ----     -------
Federal Agency obligations       $ 83,304     $    3    $(1,398)   $ 81,909  $ 81,323    $    2    $(1,340) $ 79,985
Corporate obligations              22,413         31       (195)     22,249    23,509        32       (167)   23,374
Other investments                   2,648         70          -       2,718         3        79          -        82
                                  -------     ------    -------    --------  --------    ------    -------  --------
  Total investment securities     108,365        104     (1,593)    106,876   104,835       113     (1,507)  103,441
Mortgage-backed securities         85,577        121     (1,722)     83,976    69,406        78     (1,455)   68,029
                                  -------     ------    -------    --------  --------    ------    -------  --------
                                 $193,942     $  225    $(3,315)   $190,852  $174,241    $  191    $(2,962) $171,470
                                 ========     ======    =======    ========  ========    ======    =======  ========

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT SEPTEMBER 30, 1999 IS AS FOLLOWS:



                                    HELD-TO-MATURITY
                                 (Dollars in Thousands)

                                                          (Unaudited)
                                                      September 30, 1999
                                               --------------------------------
                                                  Amortized       Estimated
                                                     Cost         Fair Value
                                               --------------   ---------------
Due in one year  or less                       $     3,033      $     3,045
Due after one year through 5 years                   3,993            3,980
Due after 5 years through 10 years                     238              238
Due after 10 years                                   1,975            1,983
                                               -----------      -----------
                                                     9,239            9,246
                                               ===========      ===========


                                   AVAILABLE-FOR-SALE
                                 (Dollars in Thousands)
                                                          (Unaudited)
                                                      September 30, 1999
                                               --------------------------------
                                                  Amortized       Estimated
                                                     Cost         Fair Value
                                               --------------   ---------------
Due in one year  or less                       $     9,746      $    9,772
Due after one year through 5 years                  91,336          89,872
Due after 5 years through 10 years                   2,500           2,500
Other and SBA                                        4,783           4,732
                                               -----------      -----------
                                                   108,365         106,876
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

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTH PERIOD FROM JUNE 30, 1999 TO SEPTEMBER 30, 1999.

     General - Total assets increased $6.7 million to $1.014 billion at September 30, 1999 from $1.007 billion at June 30, 1999. The increase in assets was primarily the result of increases in mortgage-backed securities of $11.9 million, and investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $3.9 million, partially offset by decreases in loans receivable and loans available for sale of $1.6 million and cash and amounts due from banks of $6.9 million. Total deposits decreased $2.5 million while repurchase agreements and borrowed funds increased $6.3 million and stockholders' equity decreased $726,000.

     Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale decreased $1.6 million to $629.8 million at September 30, 1999 from $631.4 million at June 30, 1999. Commercial, commercial real estate and agricultural loans increased $5.3 million, $3.9 million, and $3.0 million respectively while residential loans decreased $13.8 million . The decrease in loans receivable was primarily the result of principal repayments of $59.7 million and the sale of loans available-for-sale of $22.9 million, partially offset by loan originations of $81.2 million. Because of the interest rate risk incurred with long term lending associated with fixed-rate one-to four family loans (usually thirty year), the Bank currently sells a substantial portion of the thirty year loans and reinvests the proceeds in stock repurchases, debt reduction and other types of loans and investments.

     Mortgage-Backed Securities - Mortgage-backed securities increased $11.9 million to $163.6 million at September 30, 1999 from $151.7 million at June 30, 1999 primarily as a result of purchases of $20.3 million, which were partially offset by principal pay-downs and sales of $8.2 million.

     Investment Securities, FHLB Stock and Other Interest Earning Assets - Investment securities, FHLB stock and other interest earning assets increased $3.9 million to $143.2 million at September 30, 1999 from $139.3 million at June 30, 1999. The $3.9 million increase was primarily the result of new purchases.

     Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $333,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $340,000 for the six months ending December 31, 1999.

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

     Interest Rate Caps - Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At September 30, 1999, the amount of the unamortized premiums paid related to the interest rate cap transactions was $51,000. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

The following summarizes interest rate cap agreements at September 30, 1999:



   Notional principal                  Agreement
         amount                       termination                   Cap
---------------------------    --------------------------- -----------------
       $5,000,000                      July, 2000                   6.0%

     The counter party to the interest rate cap agreement is Merrill Lynch. The agreement is not collateralized. Interest rate swaps are collateralized by stock in FHLB, certificates of deposit issued by the FHLB, securities issued by the U.S. Government or agency thereof, mortgage-backed securities, or qualifying first mortgage loans not otherwise pledged.

     Interest Rate Swaps - Interest rate swap agreements involve the exchange of fixed and floating rate payments without the exchange of the underlying principal amounts. Estimated amounts to be received or paid on the swap settlement dates are accrued when realized. The net swap settlements are reflected in interest expense. Interest rate swap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities. At September 30, 1999 the Bank did not have any interest rate swap agreements in place.

     At September 30, 1999 the Bank had no structured notes.

     Deposits - Deposits decreased $2.5 million to $643.0 million at September 30, 1999 from $645.5 million at June 30, 1999. Checking, money market and savings accounts increased $6.2 million while certificates of deposit decreased $8.7 million.

     Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements increased $6.3 million to $257.5 million at September 30, 1999 from $251.2 million at June 30, 1999. There were new borrowings of $86.9 million with maturities of less than one year and $6.3 million of advances maturing in one or more years. The increase from new borrowings were offset by principal repayments and maturities of $86.9 million.

     Stockholders' Equity - Stockholders' equity decreased $726,000 to $90.4 million at September 30, 1999 from $91.1 million at June 30, 1999. This decrease was due to the repurchase of 139,000 shares of common stock at an average price of $17.08 per share for a total of $2.4 million. This decrease was partially offset by increases in equity resulting from net income for the three month period of $2.0 million, $112,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, and the issuance of 30,125 new common shares with a recorded value of $388,000 related to exercised stock options. Stockholders' equity was also reduced $658,000 for dividends declared during the three month period and $201,000 related to the change in unrealized losses associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                              RESULTS OF OPERATIONS

                                                        Three Months Ended
                                                          September 30,
                                                          (Unaudited)
                                                  ----------------------------
                                                     1999               1998
                                                    Amount   Change    Amount
                                                  --------  -------  ---------
                                                          (In Thousands)

Total interest income                             $ 17,730  $  (690) $  18,420
Total interest expense                              (9,651)     914    (10,565)
                                                  --------  -------  ---------
  Net interest income                                8,079      224      7,855
Provision for loan losses                             (445)    (205)      (240)
                                                  --------  -------  ---------
  Net interest income after
     provision for loan losses                       7,634       19      7,615
                                                  --------  -------  ---------
Fees and service charges                             1,875      (24)     1,899
Net gain on sale of loans available-for-sale           156     (100)       256
Net gain on sale of securities available-for-sale        5        5        ---
Other non-interest income                              148      (24)       172
                                                  --------  -------  ---------
  Total non-interest income                          2,184     (143)     2,327
                                                  --------  -------  ---------
Income before non-interest expense                   9,818     (124)     9,942
Total non-interest expense                          (6,522)     447     (6,969)
                                                  --------  -------  ---------
  Income before income taxes                         3,296      323      2,973
Income taxes                                        (1,288)     (69)    (1,219)
                                                  --------  -------  ---------
  Net income                                      $  2,008  $   254  $   1,754
                                                  ========  =======  =========

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

                                                             Three Month Period Ended
                                                                    (Unaudited)
                                            ---------------------------------------------------------------
                                                 September 30, 1999               September 30, 1998
                                            -----------------------------  --------------------------------
                                              Average    Interest            Average      Interest
                                            Outstanding  Earned/   Yield/  Outstanding    Earned/    Yield/
                                            Balance (5)    Paid     Rate   Balance (5)      Paid      Rate
                                            -----------  --------  ------  ------------  ---------  -------
INTEREST EARNING ASSETS:
  Loans receivable (1) (2)                    $627,064   $12,935    8.25%    $657,497     $14,066     8.56%
  Mortgage-backed securities (2)               163,439     2,624    6.42      121,277       2,061     6.80
  Investment securities (2)                    128,318     1,985    6.19      132,634       2,126     6.41
  Other interest-earning assets (3)              5,844        96    6.57        5,084          87     6.85
  Cash surrender value of life insurance         7,530        90    4.78        6,753          80     4.74
                                              --------   -------    ----     --------     -------     ----
Total Interest-Earning Assets                 $932,195   $17,730    7.61%    $923,245     $18,420     7.98%
                                              ========   =======    ====     ========     =======     ====
INTERESTBEARING LIABILITIES:
  Certificates of deposits                    $360,496   $ 4,634    5.14%    $378,038     $ 5,425     5.74%
  Passbook deposits                             90,300       545    2.41       91,526         621     2.71
  Demand and NOW accounts                      116,908       198    0.68      109,213         286     1.05
  Money market accounts                         75,397       737    3.91       57,662         595     4.13
                                              --------   -------    ----     --------     -------     ----
    Total deposits                             643,101     6,114    3.80      636,439       6,927     4.35
  Borrowed funds                               255,298     3,537    5.54      233,968       3,638     6.22
                                              --------   -------    ----     --------     -------     ----
   Total Interest-Bearing Liabilities         $898,399   $ 9,651    4.30%    $870,407     $10,565     4.86%
                                              ========   =======    ====     ========     =======     ====
Net interest income                                      $ 8,079                          $ 7,855
                                                         =======                          =======
Net interest rate spread                                            3.31%                             3.12%
                                                                    ====                              ====
Net interest earning assets                   $ 33,796                       $ 52,838
                                              ========                       ========
Net interest margin (4)                                             3.47%                             3.40%
                                                                    ====                              ====
Average interest-earning assets to average
    interest-bearing liabilities                         103.76%                          106.07%
                                                         ======                           ======

(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves
(2)  Includes held to maturity and available-for-sale categories
(3)  Includes primarily short-term liquid assets
(4)  Net interest income divided by average interest earning assets
(5)  Based on average monthly balances

                                                               - 15 -

     General - Net income increased $254,000 to $2.0 million for the quarter ended September 30, 1999 as compared to $1.8 million for the same period last year. Net interest income before provision for loan losses increased $224,000 and non-interest expense decreased $447,000 while provision for loan losses increased $205,000, non-interest income decreased $143,000 and income tax expense increased $69,000. The net interest margin (net interest income divided by average interest-earning assets) increased to 3.47% during the quarter ended September 30, 1999 from 3.40% during the same period last year. The interest rate spread increased to 3.31% at September 30, 1999 as compared to 3.12% at September 30, 1998.

     Interest Income - Interest income decreased $690,000 to $17.7 million for the three month period ended September 30, 1999 from $18.4 million for the same period last year. The decrease was the result of a decrease in the average yield on average interest earning assets to 7.61% during the quarter ended September 30, 1999 from 7.98% during the same period last year, partially offset by an increase in the average balance of interest earning assets of $9.0 million to $932.2 million during the quarter ended September 30, 1999 from $923.2 million during the same period last year.

     Interest earned on loans receivable decreased $1.1 million due primarily to a $30.4 million decrease in the average balance of loans receivable to $627.1 million during the three month period ended September 30, 1999 from $657.5 million for the same period last year. In addition, the average yield on loans receivable decreased to 8.25% during the three month period ended September 30, 1999 from 8.56% for the same period last year.

     Interest earned on mortgage-backed securities increased $563,000 due primarily to a $42.1 million increase in the average balance of mortgage-backed securities outstanding to $163.4 million for the three month period ended September 30, 1999 from $121.3 million during the same period last year. The average yield decreased to 6.42% during the three month period ended September 30, 1999 from 6.80% for the same period last year.

     Interest earned on investment securities, FHLB stock and other interest earning assets decreased $122,000 primarily due to a decrease in the average yield to 6.13% during the quarter ended September 30, 1999 from 6.35% for the same period last year. The average balance of these securities decreased $2.8 million to $141.7 million during the quarter ended September 30, 1999 from $144.5 million during the same period last year.

     Interest Expense - Total interest expense decreased $914,000 to $9.7 million for the three month period ended September 30, 1999 from $10.6 million for the same period last year. Interest expense on deposits decreased $813,000 due primarily to a decrease in the average rate paid on deposits to 3.80% during the quarter ended September 30, 1999 from 4.35% for the same period last year. The average balance of deposits increased $6.7 million to $643.1 million during the three month period ended September 30, 1999 from $636.4 million during the same period last year. Interest expense on borrowed funds decreased $101,000 due to a decrease in the average rate paid on borrowed funds to 5.54% during the quarter ended September 30, 1999 from 6.22% during the same period last year. The average balance of borrowed funds increased $21.3 million to $255.3 million for the three month period ended September 30, 1999 from $234.0 million during the same period last year.

     Provisions for Loan Losses - The provision for loan losses increased $205,000 to $445,000 for the three month period ended September 30, 1999 as compared to a $240,000 provision for the same period last year. Increased provisions for loan losses related to the consumer loan dealer finance program was the primary reason for the increase in provision for loan losses and management's goal to reduce the amount of fixed-rate long term residential loans held in portfolio while attempting to increase the amount of consumer and commercial loans held in portfolio which have inherently greater credit risk than residential loans.

     The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At September 30, 1999 the Company had $4.1 million of non-performing assets (representing 0.41% of total assets) compared to $4.2 million at June 30, 1999 (representing 0.42% of total assets). At
September 30, 1999 the Company had an allowance for loan losses to non-performing assets of 128.8% as compared to 121.1% at June 30, 1999. Management's evaluation of the adequacy of its loan loss reserves, the quality and composition of the loan portfolio and economic conditions in Montana resulted in the $445,000 provision for loan losses. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets."

     Non-Interest Income - Non-interest income decreased $143,000 to $2.2 million for the quarter ended September 30, 1999 from $2.3 million for the same quarter last year. The $143,000 decrease was primarily the result of loan origination fees on loans sold and net gain on loans available-for-sale decreasing $261,000 to $682,000 for the quarter ended September 30, 1999 from $943,000 for the same period last year due to reduced loan refinancing activity. Further declines in loan volume due to increased interest rates and seasonal fluctuations could adversely affect origination fees and gains on sale of loans available for sale.

     Non-Interest Expense - Non-interest expense decreased $447,000 to $6.5 million for the quarter ended September 30, 1999 from $7.0 million for the same quarter last year. The $447,000 decrease was primarily the result of decreases in occupancy and equipment expenses, other operating, and compensation and employee benefit costs of $118,000, $90,000 and $220,000 respectively.

     Income Taxes - Income tax expense increased $69,000 due to the $323,000 increase in income before income taxes.

     Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At September 30, 1999 and June 30, 1999 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure less estimated disposal costs.


                                                        (Unaudited)
                                                  -----------------------
                                                  September 30, June 30,
                                                       1999       1999
                                                  ------------ ----------
Nonaccruing loans:                                      (In Thousands)
Real Estate:
    Onetofour family                                 $  384      $  521
    Commercial                                          149         ---
    Construction                                        324         112
    Agricultural                                      1,421       1,098
Commercial  non real estate                              51         106
Consumer                                                749       1,212
                                                     ------      ------
       Total                                          3,078       3,049
                                                     ------      ------
Accruing loans delinquent  90 days or more:
Real Estate:
    Onetofour family                                    411         426
    Construction                                        ---         344
Consumer                                                 51           5
                                                     ------      ------
       Total                                            462         775
                                                     ------      ------
Foreclosed Assets:
Real Estate:
    Onetofour family                                    465         238
    Commercial                                           26          26
Consumer                                                 84         106
                                                     ------      ------
       Total                                            575         370
                                                     ------      ------
Total nonperforming assets                           $4,115      $4,194
                                                     ======      ======
Total as a percentage of total assets                  0.41%       0.42%
                                                     ======      ======
Total allowance for loan losses to assets non
   performing loans (exclusive of foreclosed assets)  149.7%      132.9%
                                                     ======      ======
Total allowance for loan losses to total
   nonperforming assets                               128.8%      121.1%
                                                     ======      ======


     Non-Performing Assets - Total non-performing assets decreased $79,000 to $4.1 million at September 30, 1999 from $4.2 million at June 30, 1999. The $79,000 decrease in non-performing assets was primarily the result of a $439,000 decrease in non-performing consumer loans, partially offset by a $323,000 increase in Non-performing agriculture loans. In addition, non-performing commercial loans increased $94,000, non-performing one-to-four family real estate loans increased $75,000 and non-performing construction loans decreased $132,000. Total non-performing assets as a percentage of total assets decreased to 0.41% at September 30, 1999 as compared to 0.42% at June 30, 1999. The 0.41% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.65% at June 30, 1999, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1999, there were two commercial real-estate loans to one borrower totaling $868,000 identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     At September 30, 1999 the recorded investment in impaired loans was $3.1 million, all of which were on non-accrual status. The amount of interest income recognized on impaired loans during this period was insignificant.

     The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                          For the Three Month
                                                             Periods Ended
                                                              September 30,
                                                          ----------------------
                                                             1999        1998
                                                          -----------  ---------
                                                          (Dollars in Thousands)

Balance at beginning of period............................   $5,080     $4,907
                                                             ------     ------
Charge-Offs:
Real Estate:
     One- to four-family..................................       (4)        --
     Commercial ..........................................       --         --
Other:
     Commercial...........................................      (45)        (3)
     Consumer.............................................     (212)      (286)
                                                             ------     ------
Total charge-offs.........................................     (261)      (289)
                                                             ------     ------
Recoveries:
Other:
     Commercial...........................................       --         --
     Consumer.............................................       36         22
                                                             ------     ------
Total recoveries..........................................       36         22
                                                             ------     ------
Net charge-offs...........................................     (225)      (267)
Provisions charged to operations..........................      445        240
                                                             ------     ------
Balance at end of period..................................   $5,300     $4,880
                                                             ======     ======
Ratio of net charge-offs during the period to average loans
     outstanding during the period........................     0.04%      0.04%
                                                             ======     ======
Ratio of net charge-offs during the period to average non-
     performing assets during the period .................     5.42%      5.23%
                                                             ======     ======

     Regulatory Capital -- At September 30, 1999 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of September 30, 1999.


                                                Minimum             Minimum
                                            to be  adequately     to be  well
                                            capitalized under  capitalized under
                                            prompt corrective  prompt corrective
                                 Actual     actions provision  actions provision
                            --------------- -----------------  -----------------
As of September 30, 1999:   Amount   Ratio    Amount   Ratio    Amount   Ratio
                            -------  ------   -------  -----    -------  ------
Total capital (to risk-
     weighted assets)       $75,821  12.09%   $50,155  8.00%    $62,694  10.00%
Core (Tier 1) capital (to
     risk-weighted assets)   70,734  11.28     25,078  4.00      37,616   6.00
Core (Tier 1) capital (to
     adjusted assets)        70,734   7.12     39,743  4.00      49,678   5.00
Tangible capital (to
     tangible assets)        70,734   7.12     14,903  1.50      14,903   1.50

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes there has been no material change in interest rate risk since June 30, 1999. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in
Item 2 and refer to the Interest Rate Risk Management discussion included in WesterFed Financial Corporation's Annual Report for the fiscal year ended June 30, 1999.

     "Year 2000 Readiness Disclosure"

     General. The Year 2000 ("Y2K") issue confronting the Bank and its suppliers, customers, customer's suppliers, and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. The Year 2000 issue affects virtually all companies and organizations.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers, and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk, and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory rating, the denial of applications for approval of mergers or acquisitions, or the imposition of civil monetary penalties.

     Risk. Like most financial institution service providers, the Bank and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors), are likely to be affected. If computer systems are not modified in order to be able to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information such as interest, payments, or due dates, and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements, or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Bank's operations and, in turn, its financial condition and result of operations.

     State of Readiness. During July 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

     o    Established senior management advisory and review responsibilities;
     o    Completed a Bank-wide assessment of applications and system software;
     o Built an internal tracking database for application and vendor software;

     o    Developed  compliance plans and schedules for all lines of business;
     o    Initiated vendor compliance verification;
     o Conducted awareness and education activities for employees through existing internal communication channels;
     o Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue;
     o Converted to new certified Y2K primary data system including: 1) loans, deposit, and general ledger software; 2) data center service provider; and 3) PC-based hardware and software throughout the Bank;
     o    Developed  contingency  plans  for each  mission  critical  system;
     o    Established  a  business   remediation   plan;
     o    Developed systems  verification  procedures for after rollover;  and
     o    Established the Bank's Y2K cash needs.

The following paragraphs summarize the phases of the Bank's Y2K plan:

          Awareness Phase. The Bank formally established a Y2K plan headed by a senior manager, and a Y2K committee was assembled for management of the Y2K project. The Y2K committee created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the Y2K committee also received regulatory publications and attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it.

          Assessment Phase. The Bank's strategies were further developed with respect as to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. An assessment of applications and software (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. Where Y2K-ready versions were not immediately available, the Bank is monitoring vendor renovation progress. The Bank identified functional replacements which were either up-gradable or currently Y2K-ready, and a formal plan developed to repair, upgrade, or replace all mission critical systems.

          Beginning in August 1998, all credits greater than $250,000 were evaluated for Y2K exposure by the relationship account officer using a questionnaire developed by the Bank's credit administration staff. Because the Bank's loan portfolio is primarily real estate based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. During the course of these evaluations, Bank personnel have met individually with each of its larger borrowers to discuss and obtain information regarding each borrower's dependence on information technology and third party vendors and the nature of steps being taken by the borrowers to address their Y2K risk. While the Bank will continue to monitor the progress being made by its larger borrowers in addressing their own Y2K risk, to date the Bank is generally satisfied with these customers responses to the Bank's inquiries and their progress in addressing their Y2K risk.

          Renovation Phase. The Bank's assessment of applications and system software revealed that Y2K upgrades were available for all vendor supplied mission critical systems. All of the Y2K-ready versions have been delivered and placed into production and have entered the validation process with the exception of the Bank's utility company. The Bank has not yet received sufficient information from this vendor to predict the outcome of their Y2K efforts.

          Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank has conducted validation testing of each mission critical system. During the validation testing, no significant Y2K problems were identified relating to any mission critical systems.

          Implementation Phase. The Bank's plan calls for putting Y2K-ready systems into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all missions critical systems with the exception of the Bank's utility company.

          Bank Resources Invested. The Bank's Y2K committee was assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested and changes implemented. The Y2K committee members represent all functional areas of the Bank, including senior management, accounting, central operations, commercial/agricultural lending, internal audit, and information systems. The Vice-President-Audit/Compliance is the Y2K coordinator and heads the Y2K committee. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives monthly updates from the Y2K coordinator.

          Management currently estimates total costs of the Bank's Year 2000 compliance to be less than $280,000; $236,000 of which has already been incurred. The Bank does not believe the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. Nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future financial condition.

          There are numerous risks associated with the Year 2000, including the possibility of a failure of third parties to remediate their own Year 2000 issues. The failure of third parties, which the Bank has financial or operational relationships with, to remediate their technology systems in a timely manner could result in a material financial risk to the Bank. While the Bank exercises no control over third parties, the Bank's Year 2000 plan includes a survey assessment of critical third party responses and remediation plans and their potential impact to the Bank.

          Contingency Plans. During the assessment phase, the Bank developed back-up or contingency plans for each of its mission critical systems. These contingency plans were reviewed for adequacy and employee training was conducted. Validation of the contingency plans by the Bank's Internal Audit Department is substantially complete. The Bank also developed a Remediation Plan for the Corporate offices.

          System   Verification   Procedures   for   After   Rollover:   Systems
     verification procedures are a critical phase of the Bank's project management process to ensure the integrity of all data. Validation will occur on all core applications and testing will also be performed on system software. In addition, testing to validate historical or archive data will be conducted. Systems verification procedures will be conducted for all core applications on January 2, 2000 (Year end-December 31st); January 4, 2000 (1st business day-January 3rd); February 1, 2000 (Month-end-January
     31st); and March 1, 2000 (Leap year-February 29th). System verification procedures for all system software will be conducted on January 1, 2000 (Year end-December 31st).

          Cash and Liquidity Plan: Management has established a cash and liquidity plan to ensure that adequate funds are available for the Bank's Y2K needs and details both a primary and secondary source of funding for Y2K cash needs in addition to alternative sources of funds. Y2K cash needs will be reviewed and updated monthly to account for any changes in the environment related to Y2K. In the event additional funds are needed to meet Y2K demands, the Bank will obtain these funds in the most cost effective way.

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


ITEM 2 CHANGE IN SECURITIES - None


ITEM 3 DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On October 26, 1999 the annual meeting of the stockholders was held to elect three directors of the Company and to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year ended June 30, 1999. The voting results are listed below:


Proposal 1 - Election of Directors            For         Votes Withheld
         John E. Roemer                    4,143,183          70,073
         Laurie C. DeMarois                4,140,100          73,156
         David W. Jorgenson                4,053,835          159,421

                                              For      Against       Abstain
Proposal 2 - Ratify the appointment
of KPMG LLP as the Company's
auditors for fiscal year ending 6/30/00    4,193,907    4,157         15,192


ITEM 5 OTHER INFORMATION - None


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     A.   Form 8-K

          The registrant filed current reports on Form 8-K on October 7, 1999 to report a dividend declaration of $0.155 per share.

          The registrant filed current reports on Form 8-K on October 22, 1999 to report the quarterly earnings release.

          The registrant filed current reports on Form 8-K on November 4, 1999 to report the change in fiscal year end from June 30 to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                   WESTERFED FINANCIAL CORPORATION




Date    November 12, 1999            /s/ Lyle R. Grimes
      -------------------------    -----------------------------------------

                                   Lyle R. Grimes
                                   Chairman of the Board/President and
                                       Chief Executive Officer
                                   (Duly Authorized Officer)



Date    November 12, 1999            /s/ James A. Salisbury
      -------------------------    ----------------------------------------
                                   James A. Salisbury
                                   Executive Vice President/Treasurer and
                                       Chief Financial Officer
                                   (Principal Finance and Accounting Officer)