Form 10-K
period 1999-12-31
WESTERFED FINANCIAL CORP
filed 2000-03-30
CIK 912428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from July 1, 1999 to December 31, 1999.


                         COMMISSION FILE NUMBER 0-22772


                         WESTERFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    81-0487794
-------------------------------------    ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  110 EAST BROADWAY, MISSOULA, MONTANA                   59802-4511
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (406) 721-5254


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                              --------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                    ----------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the National Market System as of March 13, 2000, was $48.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 13, 2000 there were issued and outstanding 4,094,404 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to
               Stockholders for the year ended December 31, 1999.

            Part III of Form 10-K - Portions of the Proxy Statement
                    for 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     WesterFed Financial Corporation (the "Company"), a Delaware corporation, is a unitary savings and loan holding company which was organized in 1994 at the direction of Western Security Bank ("Western Security" or the "Bank") for the purpose of owning all of the outstanding stock of the Bank to be issued in connection with the Bank's conversion from mutual to stock form (the "Conversion"). The Conversion was completed on January 6, 1994. At December 31, 1999, the Company had total assets of $1.001 billion, deposits of $658.4 million and stockholders' equity of $89.5 million (8.94% of total assets).

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

     On November 18, 1999, the Company announced it had reached an agreement with Stockman Bank of Montana to sell six branches with deposits of $57.0 million. The branches are located in Glasgow, Hardin, Malta, Miles City, Plentywood and Sidney. The geographic location of those branches made it increasingly difficult to provide the level of service those customers are entitled to today and in the future. The sale, which is subject to federal regulatory approval, is expected to be complete in April 2000.

     On February 15, 2000, the Company announced the closing of two branches in the Missoula, Montana market and its intention to consolidate the facilities into existing facilities or a new facility that is currently under construction. The branch at 2230 Brooks Street will be consolidated into the Western Security branch six blocks away at 2601 Garfield near Southgate Mall. The branch at 1610 South Third West will be closed and customer accounts will be consolidated at either the 2601 Garfield branch, or the new facility at 3045 North Reserve Street, which is expected to be completed June 1, 2000. Both the Garfield and Reserve Street facilities are within three miles from the 1610 South Third West branch that is closing. The 2230 Brooks Street facility is scheduled to close May 12, 2000 and the 1610 South Third West branch June 15, 2000.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "significantly," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors and any unforseen business risks could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake--and specifically disclaims any obligation--to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MARKET AREAS

     The Bank conducts operations through its 34 branch offices located in 18 counties located throughout Montana. Based on data supplied by Sheshunoff Information Services as of June 30, 1999, the latest date such information is available, Western Security held approximately a 6.3% market share of deposits in Montana. Based on this market share, Western Security ranked 4th among the financial institutions located in Montana.

     MISSOULA. In Missoula the Bank operates its main office and six branch offices which accounted for $149.6 million of Missoula County's June 30, 1999 deposits, or a 13.6% market share. Missoula County's non-farm basic industries are trade center activity, wood and paper products, motor carriers, the Federal government, and the University of Montana. Major employers include Missoula Community Hospital, St. Patrick's Hospital, Smurfit-Stone Container Corp. (a paper mill), Louisiana Pacific (particle board manufacturing), the University of Montana and the U.S. Forest Service.

     BILLINGS. The Bank operates six branches in the cities of Billings and Laurel, located in Yellowstone County. Total deposits held by those branches represented $175.3 million of the county's total June 30, 1999 deposits, or a 11.2% market share. Leading non-farm basic industries in Yellowstone County are trade center activity, transportation, oil and gas, and the Federal government. In Billings, expansion of trade center activities continues.

     HELENA. Four Western Security offices are located in Helena and East Helena, which is located in Lewis and Clark County. The four branches there have total deposits of $46.4 million, which accounts for 7.2% of the county's total June 30, 1999 deposits. Lewis and Clark County's basic leading non-farm industries are State government, Federal government, and trade center activity. Helena continues to be a regional health and financial services center.

     GREAT FALLS. The Bank operates three branches in the city of Great Falls, located in Cascade County. These branches hold $42.7 million in deposits, which is 4.7% of the county's total June 30, 1999 deposits. In Great Falls, the leading non-farm basic industries are Malmstrom Air Force Base, and trade center activity. Agriculture has a major influence on the economy of Great Falls with the surrounding counties being the state's leading wheat producers.

     BOZEMAN. The Bank has one office located in the city of Bozeman in Gallatin County. Deposits in the branch are $25.3 million for a 3.9% market share of the county's June 30, 1999 total deposits. Leading non-farm basic industries in Gallatin County are Montana State University, selected manufacturing, and non-resident travel. The county's economy continues to benefit from growth in non-resident travel.

     HAMILTON. The Bank has one branch office in Hamilton, located in Ravalli County, where it holds deposits of $17.0 million of the county's June 30, 1999 deposits for a 4.6% market share. Ravalli County has benefitted recently from an influx of retirees.

     CONRAD. One Bank office is located in the city of Conrad in Pondera County. This branch has $8.3 million in deposits and a 10.1% market share of the county's total June 30, 1999 deposits. The local economy is primarily agricultural in nature.

     LEWISTOWN. The Bank has one office in the city of Lewistown, located in Fergus County. The branch has $29.8 million in deposits for a 16.0% market share of the county's total June 30, 1999 deposits. The local economy is primarily agricultural in nature.

     ANACONDA. The Bank has one branch located in the city of Anaconda, in Deer Lodge County. The branch has $25.4 million in deposits for a 20.4% market share of the county's June 30, 1999 total deposits.

     KALISPELL. The Bank has one branch located in the city of Kalispell, in Flathead County. The branch has $7.0 million in deposits for a 0.7% market share of the county's June 30, 1999 total deposits. Kalispell's economy is supported by natural resource industries and non-resident travel.

     BUTTE. The Bank has one branch located in the city of Butte, in Silverbow County. The branch has $43.7 million in deposits for a 9.8% market share of the county's June 30, 1999 total deposits. Butte is a trade center and continues to be supported by various mining activities.

     HAVRE. The Bank has one branch located in the city of Havre, in Hill County. The branch has $17.6 million in deposits for a 7.5% market share of the county's June 30, 1999 total deposits. The local economy is primarily agricultural in nature.

The following branches are expected to be sold the second quarter of 2000:

     MALTA. The Bank has one branch located in the city of Malta, in Phillips County. The branch has $3.7 million in deposits for a 4.1% market share of the county's June 30, 1999 total deposits. The local economy is primarily agricultural in nature.

     MILES CITY. In Custer County, the Bank has one branch located in Miles City, which has $15.0 million in deposits for a 6.7% market share of the county's June 30, 1999 total deposits. Ranching is an important segment of the local economy.

     HARDIN. The Bank has one branch located in the city of Hardin, in Big Horn County. The branch has $7.1 million in deposits for a 9.1% market share of the county's June 30, 1999 total deposits. The local economy is primarily agricultural in nature.

     SIDNEY. The Bank has one branch located in the city of Sidney, in Richland County. The branch has $8.0 million in deposits for a 5.4% market share of the county's June 30, 1999 total deposits. The local economy is primarily agricultural in nature.

     PLENTYWOOD. The Bank has one branch located in the city of Plentywood, in Sheridan County. The branch has $15.4 million in deposits for a 14.1% market share of the county's June 30, 1999 total deposits. The local economy is primarily agricultural in nature.

     GLASGOW. The Bank has one branch located in the city of Glasgow, in Valley County. The branch has $8.6 million in deposits for a 6.8% market share of the county's June 30, 1999 total deposits. The local economy is primarily agricultural in nature.

LENDING ACTIVITIES

     GENERAL. Historically the principal lending activity of the Bank has been the origination, for portfolio and for sale, of first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. More recently, in order to increase the yield and better manage the interest rate sensitivity of its portfolio, and in order to provide more comprehensive financial services to communities in its market areas, the Bank now also originates commercial, commercial real estate, consumer, multi-family, agricultural, agricultural real estate and construction loans. With the 1997 merger with Security Bank, the Bank acquired a more expansive lending portfolio, including loans and expertise in commercial non-real estate and agricultural services. The Bank is also a major originator and servicer of Federal Housing Administration/Veterans Administration ("FHA/VA") loans, which are subsequently purchased by the Montana Board of Housing ("MBOH").

     When fixed-rate conventional mortgage loans with terms over 15 years are routinely sold into the secondary market, Western Security may retain the servicing rights on some loans. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities." At December 31, 1999, Western Security serviced loans with principal balances of approximately $219.8 million for others. The loan servicing fees earned provided a supplement to the Bank's earnings.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information regarding the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                                 June 30,
                                                   December 31,     --------------------------------------------------------------
                                                      1999                  1999                  1998                 1997(2)
                                               -------------------  --------------------------------------------------------------
                                                 Amount   Percent     Amount     Percent    Amount   Percent     Amount    Percent
                                               ---------  --------  ---------    -------    -------   ------    --------   -------
                                                                                (Dollars in Thousands)
Real Estate Loans:
         One- to four-family(1)...............  $266,351    42.06%   $285,914      44.52%   $318,663   47.56%    $348,577    53.82
         Multi-family.........................    35,563     5.62      41,619       6.48      42,716    6.38       40,237     6.21
         Commercial...........................    87,181    13.77      75,666      11.78      64,150    9.57       50,049     7.73
         Agricultural.........................    11,625     1.84      11,421       1.79      11,066    1.65        7,970     1.23
         Construction.........................    18,775     2.97      12,542       1.95      17,523    2.62       19,858     3.07
                                                --------   ------    --------     ------    --------  ------     --------   ------
                  Total real estate loans.....   419,495    66.26     427,162      66.52     454,118   67.78      466,691    72.06
                                                --------   ------    --------     ------    --------  ------     --------   ------
Other Loans:
         Commercial (non-real estate).........    45,361     7.16      40,237       6.27      34,384    5.13       28,924     4.47
         Agricultural (non-real estate).......    22,825     3.61      23,193       3.61      24,036    3.59       18,866     2.91
         Loans to depositors, secured by
          deposits............................     1,387     0.22       1,745       0.27       3,194    0.48        4,101     0.63
         Indirect consumer loans..............    54,418     8.59      66,406      10.34      64,287    9.60       40,708     6.29
         Other consumer loans-real estate
          secured.............................    36,153     5.71      39,031       6.08      54,619    8.15       58,551     9.04
         Other consumer loans.................    53,510     8.45      44,385       6.91      35,352    5.27       29,772     4.60
                                                --------   ------    --------     ------    --------  ------     --------   ------
                  Total other loans...........   213,654    33.74     214,997      33.48     215,872   32.22      180,922    27.94
                                                --------   ------    --------     ------    --------  ------     --------   ------
                  Total gross loans...........   633,149   100.00%    642,159     100.00%    669,990   100.00%    647,613   100.00
                                                           ======                 ======               ======               ======
Less:
         Unearned fees .......................    (1,145)              (1,144)                (1,453)              (1,813)
         Undisbursed loan funds...............    (5,240)              (3,611)                (5,178)              (9,489)
         Purchased discounts..................      (852)                (954)                (1,159)              (1,383)
         Allowance for losses.................    (5,161)              (5,079)                (4,907)              (4,651)
                                                --------             --------               --------             --------
                  Total loans receivable, net.  $620,751             $631,371               $657,293             $630,277
                                                ========             ========               ========             ========

                                                                  June 30,
                                                  ----------------------------------------
                                                         1996                  1995
                                                  ----------------------------------------
                                                    Amount   Percent     Amount   Percent
                                                  ---------  -------    --------  --------
                                                             (Dollars in Thousands)
Real Estate Loans:
         One- to four-family(1)...............     $280,853   74.69     $247,331    76.94%
         Multi-family.........................       19,939    5.30       18,985     5.91
         Commercial...........................       18,318    4.87       12,399     3.86
         Agricultural.........................          ---     ---          ---      ---
         Construction.........................       12,977    3.45       10,742     3.34
                                                   --------  ------     --------   ------
                  Total real estate loans.....      332,087   88.31      289,457    90.05
                                                   --------  ------     --------   ------
Other Loans:
         Commercial (non-real estate).........          ---     ---          ---      ---
         Agricultural (non-real estate).......          ---     ---          ---      ---
         Loans to depositors, secured by
          deposits............................        2,337    0.62        2,138     0.67
         Indirect consumer loans..............        2,827    0.75          ---      ---
         Other consumer loans-real estate
          secured.............................       30,814    8.19       24,757     7.69
         Other consumer loans.................        8,003    2.13        5,112     1.59
                                                   --------  ------     --------   ------
                  Total other loans...........       43,981   11.69       32,007     9.95
                                                   --------  ------     --------   ------
                  Total gross loans...........      376,068  100.00%     321,464   100.00%
                                                             ======                ======
Less:
         Unearned fees .......................       (1,625)              (1,344)
         Undisbursed loan funds...............       (4,245)              (4,988)
         Purchased discounts..................          ---                  ---
         Allowance for losses.................       (2,005)              (2,011)
                                                   --------             --------
                  Total loans receivable, net.     $368,193             $313,121
                                                   ========             ========
-------------------------

(1) Includes $6.8 million, $10.1 million, $8.6 million, $13.7 million, $7.5 million, and $7.1 million of FHA and VA loans at December 31, 1999 and June 30, 1999, 1998, 1997, 1996, and 1995, respectively.
(2)  Includes assets and liabilities from the Security Bancorp acquisition.


     The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Weighted average rates exclude deferred loan fees, discounts and loans in process.

                                                              Real Estate
                                                           (Dollars in Thousands)
                           ---------------------------------------------------------------------------------------
                           One-to Four-Family       Multi-Family            Commercial          Agricultural
                           ---------------------------------------------------------------------------------------
                                     Weighted              Weighted               Weighted              Weighted
Due During Years                     Average               Average                Average               Average
Ending December 31,         Amount     Rate      Amount     Rate        Amount     Rate      Amount      Rate
------------------------------------------------------------------------------------------------------------------
2000                       $ 49,581    7.67%    $ 4,161     8.69       $ 19,402    8.97%      $ 1,147     8.84
2001                         21,242    7.62       2,695     8.98         12,474    8.36         1,809     8.38
2002                         19,411    7.76       2,782     8.89          6,760    8.67           973     8.57
2003 to 2004                 29,997    7.54       9,404     8.51         31,924    8.31         3,126     8.41
2005 to 2009                 63,050    7.41       6,101     8.96         14,239    8.59         3,495     8.59
2010 to 2014                 32,794    7.34       9,119     9.53          1,748    9.08           656     8.47
2015 and Following           50,276    7.30       1,301     8.30            634    9.22           419     9.19
                           ---------------------------------------------------------------------------------------
Total                      $266,351    7.48%    $35,563     8.93       $ 87,181    8.56      $ 11,625     8.55
                           =======================================================================================

                                                  Real Estate
                                            (Dollars in Thousands)
                           -------------------------------------------------
                                 Construction           Total Real Estate
                           -------------------------------------------------
                                          Weighted                 Weighted
Due During Years                          Average                  Average
Ending December 31,            Amount       Rate         Amount      Rate
----------------------------------------------------------------------------
2000                         $ 16,120       8.59%     $  90,411     8.17%
2001                              836       8.52         39,056     8.00
2002                              560       8.55         30,486     8.11
2003 to 2004                      748       8.49         75,199     8.03
2005 to 2009                      439       8.87         87,324     7.76
2010 to 2014                       72       9.55         44,389     7.88
2015 and Following                ---        --          52,630     7.36
                           -------------------------------------------------
Total                        $ 18,775       8.60%     $ 419,495     7.91
                           =================================================

                                                            Non-Real Estate
                           --------------------------------------------------------------------------------------
                               Commercial          Agricultural            Consumer       Total Non-Real Estate
                           --------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted
Due During Years                     Average               Average               Average              Average
Ending December 31,         Amount     Rate      Amount     Rate       Amount     Rate      Amount     Rate
-----------------------------------------------------------------------------------------------------------------
2000(1)                    $27,126     8.86%     $14,380     9.44%     $ 43,426    9.15    $ 84,932     9.11%
2001                         7,279     8.06        1,932     8.86        27,487    9.01      36,698     8.81
2002                         5,079     7.91        1,343     9.04        23,421    9.01      29,843     8.83
2003 to 2004                 5,003     7.92        1,799     8.52        31,356    8.84      38,158     8.70
2005 to 2009                   601     9.34        2,644     8.40        15,402    9.50      18,647     9.34
2010 to 2014                   273    10.30          418     8.43         4,292    9.90       4,983     9.80
2015 and Following             ---      ---          309     8.72            84    9.23         393     8.83
                           --------------------------------------------------------------------------------------
Total                      $45,361     8.54%     $22,825     9.15%     $145,468    9.09%   $213,654     8.98%
                           ======================================================================================

                          Total Real Estate and
                             Non-Real Estate
                           --------------------
                                     Weighted
Due During Years                     Average
Ending December 31,         Amount     Rate
-----------------------------------------------

2000(1)                     $175,343   8.63%
2001                          75,754   8.40
2002                          60,329   8.46
2003 to 2004                 113,357   8.26
2005 to 2009                 105,971   8.04
2010 to 2014                  49,372   8.07
2015 and Following            53,023   7.37
                            ---------------
Total                       $633,149   8.27%
                            ===============

--------------------
(1) Includes demand loans and loans having no stated maturity.

     The following table sets forth the dollar amount of all loans at December 31, 1999 that have fixed interest rates, and that are contractually due after December 31, 2000 and have floating or adjustable interest rates that change after December 31, 2000.

                                                    Floating or
                                                    Adjustable
                                     Fixed Rates      Rates         Total
                                     -----------    -----------   ---------
                                                  (In Thousands)

Real Estate:
   One- to four-family..............   $250,035       $16,316      $266,351
   Multi-family.....................     24,967        10,596        35,563
   Commercial.......................     32,481        54,700        87,181
   Agricultural.....................      2,982         8,643        11,625
   Construction.....................     18,139           636        18,775
Other loans
   Agricultural.....................     41,705         3,656        45,361
   Commercial ......................     21,106         1,719        22,825
   Consumer.........................    143,156         2,312       145,468
                                       --------       -------      --------
   Total............................   $534,571       $98,578      $633,149
                                       ========       =======      ========

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, based on the above, the Bank's regulatory loans-to-one-borrower limit was approximately $11.2 million. On the same date, the Bank's largest amount of loans to one borrower or group of related borrowers was 86 loans totaling approximately $8.3 million, secured by leased equipment, and these loans were performing in accordance with their contractual terms at December 31, 1999.

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

     Western Security has established underwriting criteria and lending limits based upon loan type and dollar limits. Loan officers have individual approval limits based upon their experience and expertise. In addition, the Bank employs one- to four-family residential underwriters who have no origination duties and can approve residential loans to secondary market conforming limits. Loan requests in excess of $2,000,000 are approved by the Bank's Loan Committee. The Loan committee consists of six senior officers of the Bank. The Bank's Board of Directors approves loan requests in excess of $5,000,000.

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

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1999, $266.3 million, or 42.1%, of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Western Security are secured by properties located in the Bank's primary market area.

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

     The Bank's loans are underwritten and documented to permit their sale, consistent with the Bank's asset/liability management objectives. Since, under the Bank's current policy, it may sell or securitize all of the newly originated fixed-rate loans with terms of more than 15 years, the Bank's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., FHLMC standards). Such loans may be held for sale until they are sold or securitized. Most of the Bank's newly originated fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. The Bank's decision to hold or sell these loans is based on its asset/liability management policy and goals and the market conditions for mortgages at any period in time. The Bank may retain the servicing of the conventional loans it originates and sells to various institutional investors. See "Originations, Purchases and Sales of Loans and Mortgage-Backed Securities" for information regarding fees received by the Bank in connection with loans serviced for others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report incorporated by reference herein as Exhibit 13.

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

     Western Security presently offers several ARM products. The primary offering utilizes the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin depending on property type. This loan adjusts annually subject to a limitation on the annual increase to 2% and overall life of loan limitation of 6%. Western Security also offers various other ARM products for portfolio or on a correspondent basis which are available for sale into the secondary market. ARM products held in portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At December 31, 1999, the Bank had $49.4 million of one-to four-family ARM loans.

     It is Western Security's present policy generally not to lend more than 97% of the property's appraised value in the case of first mortgage loans secured by real property. Western Security presently requires private mortgage insurance in specified amounts on all conventional residential loans with loan-to-value ratios at origination exceeding 80%. The terms of the private mortgage insurance have generally provided that Western Security would receive a payment equal to 17% to 30%, depending on the initial loan-to-value ratios, of the outstanding principal amount of the loan if there has been a default, plus costs of foreclosure.

     Substantially all of Western Security's present real estate loans (excluding mortgage-backed securities) are secured by properties located in Montana. In view of the prevailing level of real estate values in the Bank's market areas, the Bank rarely originates loans in excess of $252,700 FHLMC one-family maximum).

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

     The multi-family loans are generally secured by income producing properties and may be made for the purchase or refinance of multi-family residential properties. The commercial real estate loans originated by Western Security are primarily secured by office buildings, small shopping centers, motels, warehouses, and other income-producing properties. Commercial real estate lending entails significant additional risks as compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project and as such may be subject to adverse conditions in the economy generally to a greater extent than residential loans. In dealing with these risk factors, Western Security generally limits itself to a real estate market and/or borrowers with which it has knowledge and experience. The Bank also makes loans issued under the SBA's 504(B) program. Under this program, the borrower's down payment may be as little as 10% and the Bank funds 50% of the acquisition price with the SBA guaranteed loan financing, 40% of the acquisition price in a subordinated position. While the borrower's equity contribution is limited to 10%, the Bank's loan to value ratio does not exceed 50%. At December 31, 1999, $35.6 million, or 5.62% of the Bank's loan portfolio, consisted of multi-family loans and $87.2 million, or 13.8% of the Bank's loan portfolio, consisted of commercial real estate loans. In general, under Office of Thrift Supervision ("OTS") regulations, total investments in commercial real estate loans may not exceed 400% of the Bank's capital.

AGRICULTURAL REAL ESTATE LENDING

     The majority of the Bank's agricultural real estate loans are secured by first liens on farm and ranch land located within the State of Montana. The Bank's current policy is that loans on agricultural land may be made up to 65% of the appraised value or purchase price, whichever is less. Underwriting guidelines require that the cash flow generated by the borrower must be 110% to 125% of the annual debt service, depending on the leverage position of the borrower. Loans secured by agricultural land are adjustable rate loans tied to the two, three, or five year treasury constant maturity index plus a margin established by management. The loans are amortized up to twenty years. At December 31, 1999, $11.6 million, or 1.8% of the Bank's loan portfolio, consisted of agricultural real estate loans. In general, OTS regulations total investments in agricultural real estate loans may not exceed 400% of the Bank's capital.

COMMERCIAL AND AGRICULTURAL NON-REAL ESTATE LENDING

     The Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. In general, the Bank's total investment in such loans is limited such that at any one time it generally may not exceed 20% of assets, as defined in OTS regulations. At December 31, 1999, $45.4 million, or 7.2% of the Bank's loan portfolio, consisted of commercial non-real estate loans and $22.8 million, or 3.6% of the Bank's loan portfolio, consisted of agricultural non-real estate loans.

CONSTRUCTION LENDING

     Historically, construction lending for one- to four-family residences has always been an important part of Western Security's commitment to the communities it serves. Loans to individuals are either 12-month fixed-rate loans or long-term variable rate construction/permanent loans which provide for a six-month construction period before converting to a fully amortizing 29 1/2-year or less adjustable-rate loan. Occasionally, Western Security originates construction loans to builders for the speculative construction of one- to four-family homes. Such loans are generally 12-month, fixed-rate loans and are generally limited to one to five properties per builder. The Bank occasionally makes acquisition and development loans to credit- worthy borrowers for residential projects within the Bank's market area. At December 31, 1999, approximately $18.8 million, or 3.0% of the Bank's loan portfolio, consisted of construction loans.

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

     Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

CONSUMER LENDING AND UNUSED LINES OF CREDIT

     Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. See "Management's Discussion and Analysis of Financial Condition Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report incorporated by reference herein as Exhibit 13.

     The Bank currently originates substantially all of its consumer loans in its primary market areas. At December 31, 1999, the Bank's consumer loans totaled $145.5 million, or 23.0%, of the Bank's loan portfolio.

     Western Security offers a variety of real estate secured consumer loans for various purposes with terms up to fifteen years. The majority of lending is for home improvement, personal vehicles, equity loans and other personal purposes.

     In May and June, 1999, Western Security sold its credit card portfolio and began phasing out its dealer finance lending program. This decision was reached after management determined that these two programs were not returning desired levels of profitability and were hindering return on assets and equity. At December 31, 1999, the Bank had $54.4 million of indirect dealer finance loans.

     The Bank also offers an open-end equity line of credit secured by real estate with an interest rate indexed to the prime rate of interest. At December 31, 1999 the Bank had $7.7 million outstanding under this program with an additional $5.5 million in unused lines of credit available to borrowers under this program.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various Federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (at December 31, 1999, $528,000, or approximately 0.36% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED SECURITIES

     In addition to originating and purchasing loans for its own loan portfolio, Western Security from time to time participates in secondary mortgage market activities by selling whole loans and participations in loans to FHLMC and various institutional purchasers. Western Security generally receives in return FHLMC participation certificates or cash for non-recourse sales to FHLMC. During the six months ended December 31, 1999, Western Security did not sell or securitize any loans to FHLMC.

     Western Security currently has loan correspondent agreements with mortgage banking firms under which Western Security agrees to originate and sell primarily conventional, FHA and VA loans to such firms.

Under these programs, Western Security processes loan applications and originates loans in accordance with the buyers' underwriting policies. The loans, together with all servicing rights, are then sold to such firms and Western Security retains any loan origination fees and negotiates the retention of discount points. Under these programs, the borrower locks in an interest rate, and Western Security concurrently obtains a purchase commitment from the correspondent that does not require delivery unless the loan is closed. Western Security's risk is generally limited to its failure to comply with the agreement with the correspondent institution or loan underwriting and documentation requirements of such institution, which could result in rejection of the loan by the purchaser after closing. However, under some of the correspondent agreements, Western Security can be required to repurchase any loan which becomes 60 days or more delinquent within four months of the sale. During the six months ended December 31, 1999, Western Security sold $30.6 million of loans pursuant to correspondent agreements. While no prediction can be made as to loan repurchases which may be required pursuant to correspondent agreements in the future, as of December 31, 1999, Western Security has rarely had to repurchase a delinquent loan from a loan correspondent.

     Western Security also participates in loan programs financed by the Montana Board of Housing ("MBOH"). Under these programs, Western Security originates loans according to standards, underwriting, and qualifications prescribed by the MBOH which are then purchased by the MBOH with funds generated by tax-exempt revenue bonds. Loans are generally priced at a discount to market interest rates for the benefit of low- to moderate-income borrowers. Western Security retains servicing rights on all loans sold to the MBOH. During the six months ended December 31, 1999, Western Security sold $11.0 million of loans with servicing retained to MBOH.

     When loans or participations are sold (other than in respect of the agreements with correspondent institutions described above), Western Security may retain responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans, and receives a fee for performing this service. Sales of whole loans, participation interests and mortgage-backed securities generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. Western Security was servicing mortgage loans for others in the amount of $219.8 million at December 31, 1999.

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

     The following table sets forth the loan and mortgage-backed security activity for the periods indicated.


                                                               Six Months
                                                                 Ended                  Year Ended June 30,
                                                               December 31,  -------------------------------------
                                                                  1999         1999          1998          1997(1)
                                                               ------------  ---------    -----------   ----------
                                                                                       (In Thousands)

Beginning of Period:
   Loans, net...............................................    $ 631,371     $ 657,293    $  630,277    $  368,193
   Mortgage-backed securities, net..........................      151,749       126,433       149,169       104,947
                                                                ---------     ---------     ---------     ---------
      Total loans and mortgage-backed securities
        receivable, net, at beginning of period.............      783,120       783,726       779,446       473,140
                                                                ---------     ---------     ---------     ---------
Loan Originations:
   Real Estate:
      One- to four-family...................................       46,155       158,586       149,959        97,732
      Multi-family..........................................        3,635         6,775         5,107         4,101
      Commercial and agricultural...........................       18,454        32,863        28,649         6,069
      Construction..........................................       14,131        21,787        28,127        13,650
                                                                ---------     ---------     ---------     ---------
         Total real estate loan originations................       82,375       220,011       211,842       121,552
                                                                ---------     ---------     ---------     ---------
         Other Loans:
            Commercial......................................       25,143        36,959        44,245        11,684
            Agricultural....................................       12,192        19,643        19,420         9,024
         Consumer...........................................       31,840        81,234        91,202        84,569
                                                                ---------     ---------     ---------     ---------
         Total other loan originations......................       69,175       137,836       154,867       105,277
                                                                ---------     ---------     ---------     ---------
   Total loan originations..................................      151,550       357,847       366,709       226,829
                                                                ---------     ---------     ---------     ---------

Purchases:
   Real estate loans........................................          ---           ---         1,055         1,488
   Loans purchased in acquisition ..........................          ---           ---           ---       218,281
   Mortgage-backed securities...............................       23,020        58,499         6,990         6,928
   Mortgage-backed securities purchased in acquisition .....          ---           ---           ---        91,467
                                                                ---------     ---------     ---------     ---------
                  Total real estate loans and
                   mortgage-backed securities
                   purchased and converted..................       23,020        58,499         8,045       318,164
                                                                ---------     ---------     ---------     ---------
                  Total real estate loans and
                   mortgage-backed securities
                   originated, purchased and converted......      174,570       416,346       374,754       544,993
                                                                ---------     ---------     ---------     ---------

Principal Repayments and Sales:
Principal Repayments:
   Loans....................................................      120,581       278,981       244,519       127,723
   Mortgage-backed securities...............................       13,760        31,764        26,616        23,010
Sales:
   Real estate loans available-for-sale.....................       41,609       105,129        96,520        54,582
   Mortgage-backed securities...............................        1,202           ---         3,193        31,932
                                                                ---------     ---------     ---------     ---------
         Total principal repayments, sales and conversions..      177,152       415,874       370,848       237,247
                                                                ---------     ---------     ---------     ---------
Net loan and mortgage-backed securities activity............       (2,582)          472         3,906       307,746
Changes in allowance for losses, undisbursed loan funds,
 and unearned fees and discounts:
   Real estate loans........................................           20           341           291        (2,209)
   Mortgage-backed securities...............................           51           (63)           58           689
Change in unrealized loss on mortgage-backed securities
        available for sale..................................         (910)       (1,356)           25            80
                                                                ---------     ---------     ---------     ---------
End of Period:
   Loans, net...............................................      620,751       631,371       657,293       630,277
   Mortgage-backed securities...............................      158,948       151,749       126,433       149,169
                                                                ---------     ---------     ---------     ---------
         Total loans and mortgage-backed securities
          receivable, net, at end of period.................    $ 779,699     $ 783,120     $ 783,726     $ 779,446
                                                                =========     =========     =========     =========

(1) Includes balances from the Security Bancorp acquisition.


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

     In the event a real estate loan payment is past due for 90 days or more, the Bank performs an in-depth review of the loan's status, the condition of the property and circumstances of the borrower. Based upon the results of the review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is made by the Credit Supervisor with the consent of the Credit Manager and is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the delinquencies.

     Consumer loans are classified and charged off per OTS Retail Loan Classification guidelines. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Montana consumer protection laws.

     Delinquencies on commercial properties are vigorously pursued when past due for over 30-days and a forbearance agreement or resolution may be negotiated to prevent further legal action.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                                  Loans Delinquent For:
                  ----------------------------------------------------------------------------
                         30-59 Days                 60-89 Days              90 Days and Over        Total Delinquent Loans
                  ------------------------- -------------------------  -----------------------  -------------------------
                                   Percent                   Percent                  Percent                    Percent
                                   of Loan                   of Loan                  of Loan                    of Loan
                  Number  Amount   Category Number  Amount   Category  Number  Amount Category  Number  Amount   Category
                  ------  ------   -------- ------  ------   --------  ------  ------ --------  ------  ------   --------
                                                (Dollars in Thousands)
One- to
four-family......   93    $4,204     1.58%     26   $  999     0.38%      16   $  590    0.22%    135  $ 5,793     2.18%
Multi-family.....    1         1       --      --       --       --       --       --      --       1        1       --
Commercial ......    8     1,242     0.94       5      165     0.12        7      399    0.30      20    1,806     1.36
Agricultural.....   13     2,346     6.81      --       --       --       11    1,112    3.23      24    3,458    10.04
Construction.....    2       144     0.77      --       --       --        3      324    1.73       5      468     2.50
Consumer.........  203     1,871     1.29      64      427     0.29       51      528    0.36     318    2,826     1.94
                   ---    ------              ---   ------               ---   ------             ---  -------
    Total........  320    $9,808               95   $1,591                88   $2,953             503  $14,352
                   ===    ======              ===   ======               ===   ======             ===  =======

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at June 30, 1999.


                                                  Loans Delinquent For:
                  -----------------------------------------------------------------------------
                         30-59 Days                  60-89 Days              90 Days and Over        Total Delinquent Loans
                  -------------------------  -------------------------  -----------------------  -------------------------
                                   Percent                    Percent                  Percent                    Percent
                                   of Loan                    of Loan                  of Loan                    of Loan
                  Number  Amount   Category  Number  Amount   Category  Number  Amount Category  Number  Amount   Category
                  ------  ------   --------  ------  ------   --------  ------  ------ --------  ------  ------   --------
                                                 (Dollars in Thousands)
One- to
four-family......   94    $4,410     1.54%      25   $1,111     0.39%      22   $  948    0.33%    141  $ 6,469     2.26%
Multi-family.....    1        82     0.20       --       --       --       --       --      --       1       82     0.20
Commercial ......   21       777     0.67        3       30     0.03        6      106    0.09      30      913     0.79
Agricultural.....    6       866     2.50        4      715     2.07       10    1,097    3.17      20    2,678     7.74
Construction.....    1       180     1.44        1       79     0.63        3      456    3.64       5      715     5.71
Consumer.........  217     2,440     1.61       72      439     0.29       89    1,217    0.80     378    4,096     2.70
                   ---    ------               ---   ------               ---   ------             ---  -------
    Total........  340    $8,755               105   $2,374               130   $3,824             575  $14,953
                   ===    ======               ===   ======               ===   ======             ===  =======


     CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There
                                       14
are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. Western Security reviews its internal classification of its assets on a regular basis. On the basis of management's review of its assets, at December 31, 1999 on a net basis, the Bank had classified $7.8 million as Substandard and $155,000 as Doubtful.

     The following table sets forth as of December 31, 1999 the Bank's classified assets by type. No multi-family real estate loans, commercial real estate or construction loans were classified at December 31, 1999.

                                                   (In Thousands)
                                    Substandard   Doubtful     Loss      Total
                                    -----------   --------     ----     -------

One- tofour-family.................   $  589        $  --       $--     $   589
Multi-family.......................      101           --        --         101
Commercial Real Estate.............      169            6        --         175
Agriculture Real Estate............    1,401           --        --       1,401
Construction.......................      324           --        --         324
Commercial ........................      126          149        --         275
Agriculture .......................    4,618           --        --       4,618
Consumer...........................      508           --        --         508
                                      ------        -----       ---     -------
Total..............................   $7,836        $ 155       $--     $ 7,991
                                      ======        =====       ===     =======

     NON-PERFORMING ASSETS. Loans are reviewed periodically and any loan whose collectibility is doubtful is placed on non-accrual status. All loans other than one- to four-family are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. Residential, or one- to four-family, real estate loans are placed on non-accrual status when either principal or interest is 120 days or more past due. Interest income previously accrued on these loans, but not yet received, is reversed in the current period. Interest subsequently recovered is credited to income in the period collected.

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

                                                                              June 30,
                                           December 31, ----------------------------------------------------
                                               1999      1999       1998        1997(1)    1996       1995
                                             -------    ------    --------     --------   -------    -------
                                                                  (Dollars in Thousands)
Non-accruing loans:
Real Estate:
         One- to four-family...............    $ 549     $ 521    $ 1,967        $ 842      $ 21      $   --
         Multi-family......................       --        --         89           --        --          --
         Commercial........................      348        --         35           --        --         166
         Construction......................      324       112        362           --        --          --
Agriculture non-real estate................    1,113     1,098         --           --        --          --
     Commercial non-real estate............       51       106         32          102        --          --
     Consumer..............................      508     1,212      1,504          573       383         153
                                             -------   -------    -------      -------    ------      ------
         Total.............................    2,893     3,049      3,989        1,517       404         319
                                             -------   -------    -------      -------    ------      ------
Accruing loans delinquent 90 days or more:
Real Estate
         One- to four-family...............       40       426        442          231       288         253
         Multi-family......................       --        --         --           --        --          --
         Commercial........................       --        --         --           --        --          --
         Construction......................       --       344         --           --        --          --
Agriculture non-real estate................       --        --         --           --        --          --
Commercial non-real estate.................       --        --         10           --        --          --
Consumer                                          20         5        174          605        23           1
                                             -------   -------    -------      -------    ------      ------
         Total.............................       60       775        626          836       311         254
                                             -------   -------    -------      -------    ------      ------
Foreclosed assets:
Real Estate:
         One- to four-family...............       94       238        279           --        --          --
         Multi-family......................       --        --         --           --        --          --
         Commercial........................       --        --         --           --        --          --
         Land..............................       26        26         28           --        --          --

Consumer ..................................       48       106        114           82        --          --
                                             -------   -------    -------      -------    ------      ------
         Total.............................      168       370        421           82        --          --
                                             -------   -------    -------      -------    ------      ------
Total non-performing assets................  $ 3,121   $ 4,194    $ 5,036      $ 2,435    $  715      $  573
                                             =======   =======    =======      =======    ======      ======
Total as a percentage of total assets......     0.31%     0.42%      0.49%        0.25%     0.13%       0.10%
Total allowance for loan losses to non-
   performing loans (exclusive of
foreclosed)................................   174.77%   132.85%    106.33%      197.66%   280.42%     350.35%
Total allowance for loan losses to total
   non-performing assets...................   165.36%   121.13%     97.44%      191.01%   280.42%     350.35%

(1) Includes assets from the Security Bancorp acquisition.


     For the six months ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $193,000.

     At December 31, 1999, Western Security's non-accruing loans were comprised of fifteen one- to four-family loans totaling $549,000, four non-residential property loans totaling $348,000, three construction loans totaling $324,000, eleven agriculture non-real estate loans totaling $1.1 million, three commercial non-real estate loans totaling $51,000 and forty-seven consumer loans totaling $508,000. Accruing loans delinquent 90 days or more at December 31, 1999, includes one, one- to four-family loans totaling $40,000, and three consumer loans totaling $20,000 which were 100% secured by savings accounts. These loans continue to accrue interest due to management's belief that the borrowers will repay these loans.

     At December 31, 1999, there were $94,000 in three foreclosed real estate loans and $26,000 in one foreclosed residential land loan.

     OTHER LOANS OF CONCERN. In addition to the classified assets and non-performing loans and foreclosed assets set forth in the preceding tables, as of December 31, 1999, there were no other loans identified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     LOAN LOSS RESERVE ANALYSIS. The allowance for loan losses is established through a provision for losses on loans based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. The Bank also requires additional reserves for all delinquent loans, problem loans and other loans of concern.

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      Six Months
                                                         Ended                   Year Ended June 30,
                                                     December 31,  -----------------------------------------------
                                                         1999       1999      1998     1997(1)    1996       1995
                                                     ------------  ------- --------  --------- --------- ---------
                                                                                (Dollars in Thousands)

Balance at beginning of period                        $  5,079    $  4,907 $  4,651  $  2,005   $  2,011  $ 2,030
                                                      ========    ======== ========  ========   ========  =======
Charge-Offs:
Real Estate:
         One- to four-family                               (27)       (177)     ---       (53)       ---       (2)
         Commercial                                        ---         ---      ---       (43)       ---      ---
Other:
         Commercial                                       (161)        (49)     (26)      (47)       ---      ---
         Consumer                                         (798)     (1,002)    (611)     (110)       (11)     (26)
                                                      --------    -------- --------  --------   --------  -------
Total charge-offs                                         (986)     (1,228)    (637)     (253)       (11)     (28)
                                                      --------    -------- --------  --------   --------  -------
Recoveries:
Other:
         Commercial                                          2           6        3       ---        ---      ---
         Consumer                                          186          94       50        18          5        9
                                                      --------    -------- --------  --------   --------  -------
Total recoveries                                           188         100       53        18          5        9
                                                      --------    -------- --------  --------   --------  -------
Net charge-offs                                           (798)     (1,128)    (584)     (235)        (6)     (19)
Provisions charged to operations                           880       1,300      840       400        ---      ---
Reserves acquired                                          ---         ---      ---     2,481        ---      ---
                                                      --------    -------- --------  --------   --------  -------
Balance at end of period                              $  5,161    $  5,079 $  4,907  $  4,651   $  2,005  $ 2,011
                                                      ========    ======== ========  ========   ========  =======

Ratio of net charge-offs during the period to average
  loans outstanding during the period                     0.13%       0.18%    0.09%     0.05%      0.00%    0.18%

Ratio of net charge-offs during the period to average
  non-performing assets during the period                22.06%      25.21%   11.92%    13.12%      1.39%    2.91%

Ratio of allowance for loan losses to loans               0.82%       0.80%    0.74%     0.73%      0.54%    0.64%
receivable, net

-------------

(1) Includes reserves acquired in the Security Bancorp acquisition.


     The following table sets forth the distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                At December 31,                                      At June 30,
                            ---------------------    ---------------------------------------------------------------------------
                                     1999                     1999                     1998                   1997(1)
                            ---------------------    ---------------------     --------------------    ---------------------
                                          Percent                  Percent                 Percent                  Percent
                                         of Loans                 of Loans                 of Loans                 of Loans
                                          in Each                  in Each                 in Each                  in Each
                                         Category                 Category                 Category                 Category
                                         to Total                 to Total                 to Total                 to Total
                              Amount       Loans       Amount       Loans       Amount      Loans       Amount       Loans
                            ---------   ----------   ---------    --------     -------     --------    --------     --------
                                                                             (Dollars in Thousands)

Real Estate:
  One- to four- family      $     760       17.15%   $     838      18.56%     $   927       47.56%    $  2,244       53.82%
  Multi-family                    265        5.98          305       6.75          300        6.38          259        6.21
  Commercial                      790       17.82          710      15.72          550        9.57          479        7.73
  Agricultural                    290        6.54          210       4.65          150        1.65          471        1.23
  Construction                    248        5.60          156       3.45          250        2.62          128        3.07
Other loans:
  Commercial                      388        8.75          468      10.36          450        5.13          ---        4.47
  Agricultural                    540       12.18          460      10.19          400        3.59          ---        2.91
  Consumer                      1,151       25.98        1,369      30.32        1,480       23.50          918       20.56
Unallocated                       729         ---          563        ---          400         ---          152         ---
                            ---------      ------    ---------     ------      -------      ------     --------      ------
      Total                 $   5,161      100.00%   $   5,079     100.00%     $ 4,907      100.00%    $  4,651      100.00%
                            =========      ======    =========     ======      =======      ======     ========      ======

(1) Includes reserves acquired in the Security Bancorp acquisition.

                                            At June 30,
                           -----------------------------------------------
                                   1996                     1995
                           ---------------------     --------------------
                                        Percent                  Percent
                                        of Loans                 of Loans
                                        in Each                  in Each
                                        Category                 Category
                                        to Total                 to Total
                            Amount       Loans       Amount       Loans
                           ---------    ---------   ---------    --------
                                       (Dollars in Thousands)

Real Estate:
  One- to four- family     $     539       74.69%   $     175      76.94%
  Multi-family                   136        5.30           12       5.91
  Commercial                     152        4.87           75       3.86
  Agricultural                   ---         ---          ---        ---
  Construction                   164        3.45            5       3.34
Other loans:
  Commercial                     ---         ---          ---        ---
  Agricultural                   ---         ---          ---        ---
  Consumer                       126       11.69          132       9.95
Unallocated                      888         ---        1,612        ---
                           ---------      ------    ---------     ------
      Total                $   2,005      100.00%   $   2,011     100.00%
                           =========      ======    =========     ======

INVESTMENT ACTIVITIES

     SECURITIES. As part of its asset/liability management strategy, the Company invests in U.S. and local government and agency securities, high quality short- and medium-term securities, primarily investment grade corporate obligations and mutual funds and interest-bearing deposits. At December 31, 1999, the Company did not own any securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government or federal agency obligations. At December 31, 1999, the Bank owned $85.2 million of bank qualified local government agency securities.

     The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" in the Annual Report incorporated by reference herein as Exhibit 13. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 15.99% as compared to the OTS requirement of 4.0%.

     The Bank will, in order to reduce interest rate risk, purchase financial instruments that lock in a spread between interest-earning assets and interest-bearing liabilities. While these types of financial instruments limit risk, they also reduce the Bank's ability to maximize profits during periods of favorable interest trends. See Note 16 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13. At December 31, 1999 the Bank had no structured notes.

     The following tables set forth the composition of the securities portfolio at the dates indicated.



                                                  At December 31,                         At June 30,
                                                 -----------------  ---------------------------------------------------------
                                                      1999                 1999                1998               1997(1)
                                                 -----------------  -----------------   -----------------   -----------------
                                                  Book       % of     Book       % of    Book        % of    Book       % of
                                                 Value       Total   Value      Total    Value      Total   Value       Total
                                                 -------     -----   -------    -----    -----      -----   -----      ------
                                                                            (Dollars in Thousands)
Investments held-to-maturity:
 Federal agency obligations                     $    ---       ---% $    ---     0.00%  $  2,994     2.39%  $18,804    23.76%
 U.S. Government obligations                         ---       ---       ---     0.00        100     0.08       297     0.38
 Corporate obligations                             6,991      6.06     6,985     6.20     11,473     9.15     5,980     7.55
 Other investments                                 2,214      1.92     2,250     2.00      2,280     1.82     2,385     3.01
                                                --------    ------   -------   ------   --------   ------   -------   ------
  Total investment securities held-to-maturity     9,205      7.98     9,235     8.20     16,847    13.44    27,466    34.70
                                                --------    ------   -------   ------   --------   ------   -------   ------
Investments available-for-sale:
Federal agency obligations                        85,167     73.79    79,985    70.99     89,781    71.62    45,969    58.08
Corporate obligations                             18,060     15.64    23,374    20.74     18,720    14.93     5,675     7.17
 Other                                             2,985      2.59        82     0.07         10     0.01        39     0.05
                                                --------    ------   -------   ------   --------   ------   -------   ------
  Total investments available for sale           106,212     92.02   103,441    91.80    108,511    86.56    51,683    65.30
                                                --------    ------   -------   ------   --------   ------   -------   ------
Total investment securities                     $115,417    100.00% $112,676   100.00%  $125,358   100.00%  $79,149   100.00%
                                                ========    ======  ========   ======   ========   ======   =======   ======

Average remaining life or term to repricing of
 securities                                             39 mos.           37 mos.             33 mos.             41 mos.

(1) Includes assets from the Security Bancorp acquisition.


     For information regarding the estimated market value of investment securities at December 31, 1999, see Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as
Exhibit 13.

     The following table sets forth the composition and maturities of the investment securities portfolio as of December 31, 1999.


                                                                                  At December 31, 1999
                                                 --------------------------------------------------------------------------------
                                                  Less Than      1 to 5      5 to 10     Over 10
                                                   1 Year        Years        Years       Years           Total Securities
                                                 -----------  -----------  ----------    -------    -----------------------------
                                                    Cost          Cost        Cost         Cost        Cost          Market Value
                                                 -----------  -----------  ----------    -------    ------------    -------------
                                                                            (Dollars in Thousands)
Investments held-to-maturity:
 U.S. government securities                         $  ---    $    ---      $  ---       $  ---      $    ---         $    ---
 Federal agency obligations                            ---         ---         ---          ---           ---              ---
 Corporate obligations                               2,997       3,994         ---          ---         6,991            6,981
 Other investments                                     ---         238         330        1,646         2,214            2,214
                                                    ------    --------      ------       ------      --------         --------
  Total investment securities held-to-maturity       2,997       4,232         330        1,646         9,205            9,195
                                                    ------    --------      ------       ------      --------         --------

Investments available-for-sale:
 Federal agency obligations                            ---      82,968       2,500        1,863        87,331           85,167
 Corporate obligations                               5,564      12,802         ---           66        18,432           18,060
 Other investments                                      93         ---         149        2,651         2,893            2,985
                                                    ------    --------      ------       ------      --------         --------
  Total investments available for sale               5,657      95,770       2,649        4,580       108,656          106,212
                                                    ------    --------      ------       ------      --------         --------

Total securities                                    $8,654    $100,002      $2,979       $6,226      $117,861         $115,407
                                                    ======    ========      ======       ======      ========         ========

Average weighted yield                                6.09%       5.70%       7.21%        6.41%         5.80%


     MORTGAGE-BACKED SECURITIES. The Bank purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed investments purchased by the Bank over the last several years have had adjustable interest rates or short or intermediate effective terms to maturity. In addition, the Bank has purchased investment grade, fixed-rate and variable-rate Collateralized Mortgage Obligations ("CMOs") having estimated average lives from one to twenty years. CMOs are securities derived by reallocating cash flows from mortgage-backed securities or from pools of mortgage loans held by a trust. The CMOs acquired by the Bank are not interest-only or principal- only or residual interests except for one interest-only CMO totaling $24,000. At December 31, 1999, the book value of the CMOs was $62.8 million. The book value of all the Bank's mortgage-backed securities at December 31, 1999 was $158.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report incorporated by reference herein as Exhibit 13. At December 31, 1999, the Bank did not own mortgage-backed securities of a single issuer which exceeded 10% of the Company's stockholders' equity, other than U.S. government agency obligations.

     The Bank's mortgage-backed securities are classified as either held-to-maturity or available-for-sale. Those mortgage-backed securities classified as held-to-maturity are carried at amortized cost in the Bank's financial statements. While those mortgage-backed securities classified as available-for-sale are carried at fair value.

     Substantially all of the Bank's mortgage-backed securities are backed by federal agencies or have received the highest rating by a nationally recognized rating agency as of December 31, 1999. The Bank also holds $6.5 million of mortgage-backed securities issued by private institutions.

     For information regarding the estimated market values of mortgage backed securities at December 31, 1999, see Notes 1 and 5 of Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

     The following table sets forth the book value of the mortgage-backed securities portfolio, net, in dollar amounts as of the dates indicated.


                                                        At December 31,                 At June 30,
                                                        --------------------------------------------------------
                                                             1999           1999          1998          1997(1)
                                                         -----------     ------------  ----------     ----------
                                                                              (In Thousands)
Issuers:
-------

 Federal Home Loan Mortgage Corporation                    $ 36,633       $   42,632   $   51,776     $  66,070
 Federal National Mortgage Association                       19,387           17,021        7,721        12,344
 Government National Mortgage Association                    33,521           19,004       15,218        18,850
 Collateralized Mortgage Obligations - federal agency        62,836           65,102       48,578        45,815
 Other                                                        6,571            7,990        3,140         6,090
                                                           --------       ----------   ----------     ---------
     Total                                                 $158,948       $  151,749   $  126,433     $ 149,169
                                                           ========       ==========   ==========     =========

(1) Includes assets from the Security Bancorp acquisition.

                                       21

     The following table sets forth the contractual maturities, without giving effect to repricing, of the mortgage-backed securities portfolio, net, at December 31, 1999.

                                                                                                  Market    December 31,
                                                1 - 3    3 - 5    5 - 10   10 - 15    Over 15     Value         1999
                                                Years     Years    Years   Years       Years    Adjustment     Total
                                                -----    ------   ------   -------    -------   ----------  ------------
                                                                          (In Thousands)
Held-to-Maturity:

 Federal Home Loan Mortgage Corporation           $---   $1,118   $21,001    $  ---   $   982     $   ---    $  23,101
 Government National Mortgage Association          ---      ---       ---       ---     9,765         ---        9,765
 Collateralized Mortgage Obligations -
 Federal Agency                                     39      144     5,977       485    36,312         ---       42,957
 Other                                             ---       24        24       ---     1,801         ---        1,849
                                                ------   ------   -------   -------   -------     -------    ---------
     Subtotal
                                                    39    1,286    27,002       485    48,860         ---       77,672
                                                ------   ------   -------   -------   -------     -------    ---------

Available for sale:

 Federal Home Loan Mortgage Corporation            ---    1,460     4,657     1,797     5,845        (227)      13,532
 Federal National Mortgage Corporation             611      ---     1,550    13,528     4,316        (618)      19,387
 Government National Mortgage Association          ---      ---    13,384    10,577       288        (493)      23,756
 Collateralized Mortgage Obligations -
      Federal Agency                               ---    2,098     1,968     1,528    15,212        (927)      19,879
 Other                                             ---      ---       ---       ---     4,744         (22)       4,722
                                                ------   ------   -------   -------   -------     -------    ---------
      Subtotal                                     611    3,558    21,559    27,430    30,405      (2,287)      81,276
                                                ------   ------   -------   -------   -------     -------    ---------
          Total                                 $  650   $4,844   $48,561   $27,915   $79,265     $(2,287)   $ 158,948
                                                ======   ======   =======    ======   =======     =======   ==========


     The following schedule sets forth the contractual maturity and repricing of the Bank's mortgage-backed securities portfolio, net, at December 31, 1999. Those which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is subject to repricing.


                                          After 1   After 2  After 3   After 5   After 10            Market    December 31,
                                 1 Year   Through   Through  Through   Through   Through   Over 15   Value         1999
                                 or Less  2 Years   3 Years  5 Years   10 Years  15 Years   Years   Adjustment    Total
                                 -------  -------   -------  -------   --------  --------  -------  ---------- ------------
                                                                  (In Thousands)
Mortgage-Backed Securities
  Held-to-Maturity                $  47   $  ---     $  ---  $22,119   $12,549   $   ---   $  ---   $   ---      $ 34,715

Mortgage-Backed Securities
  Available-for-Sale                ---    1,292      2,342    8,153    25,216    18,281    7,473     (1,360)       61,397

Collateralized Mortgage
 Obligations
 Held-to-Maturity                   ---      ---         39    8,404    34,514       ---      ---        ---        42,957

Collateralized Mortgage
 Obligations
 Available-for-Sale                 ---      ---        ---    2,098    12,735     1,528    4,445       (927)       19,879
                                  -----  -------    -------  -------   -------   -------  -------    -------      --------
     Total                        $  47  $ 1,292    $ 2,381  $40,774   $85,014   $19,809  $11,918    $(2,287)     $158,948
                                  =====  =======    =======  =======   =======   =======  =======    =======      ========

     CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES. Western Security currently maintains Key Person Insurance coverage on certain of its executive officers. The purpose of this insurance purchase was twofold: (1) Key Person Insurance coverage for the Bank on those job positions and (2) funding of death and salary continuation plan benefits for certain of those employees. At December 31, 1999 the Bank had $8.2 million in cash surrender value of life insurance policies.

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


                                                Six Months Ended
                                                  December 31,                  Year Ended June 30,
                                                -----------------  ------------------------------------------------------
                                                      1999              1999                1998            1997(1)
                                                -----------------  ------------------ ----------------  -----------------
                                                         Percent             Percent           Percent           Percent
                                                 Amount  of Total   Amount   of Total  Amount  of Total  Amount  of Total
                                                -------- --------  --------  -------- -------- -------- -------- --------
                                                                             (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook and savings accounts (2.70 - 2.75%)     $ 87,206   13.25% $ 89,975   13.94%  $ 94,557    14.86% $102,923   16.31%
Money market accounts (2.96 - 4.98%)               78,482   11.92    75,398   11.68     55,464     8.71    49,062    7.78
NOW accounts (1.50%)                               82,506   12.53    77,899   12.07     74,673    11.73    76,582   12.14
Non-Interest bearing demand                        38,724    5.88    35,708    5.53     30,524     4.80    26,050    4.13
                                                 --------  ------  --------  ------   --------   ------  --------  ------
Total non-certificates                            286,918   43.58   278,980   43.22    255,218    40.10   254,617   40.36
                                                 --------  ------  --------  ------   --------   ------  --------  ------


Certificates:

0.00 -  3.99%                                       3,765    0.57     3,385    0.52      1,894     0.30     1,276    0.20
4.00 -  5.99%                                     295,475   44.88   302,629   46.88    269,590    42.36   288,440   45.72
6.00 -  7.99%                                      72,246   10.97    60,545    9.38    109,731    17.24    86,341   13.69
8.00 -  and over                                      ---     ---        10     ---          8      ---       195    0.03
                                                 --------  ------  --------  ------   --------   ------  --------  ------
Total certificates                                371,486   56.42   366,569   56.78    381,223    59.90   376,252   59.64
                                                 --------  ------  --------  ------   --------   ------  --------  ------
Total deposits                                   $658,404  100.00% $645,549  100.00%  $636,441   100.00% $630,869  100.00%
                                                 ========  ======  ========  ======   ========   ======  ========  ======

(1) Includes deposits from the Security Bancorp acquisition.


     The following table sets forth the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.


                                              0.00-          4.00-           6.00-                        Percent
                                              3.99%          5.99%           7.99%           Total        of Total
                                             -------        -------         -------         ------        --------
                                                                  (Dollars In Thousands)
Certificate accounts maturing in
quarter ending:

March 31, 2000                                 $3,295      $ 81,408       $ 11,437        $ 96,140         25.88%
June 30, 2000                                      61        68,032          2,793          70,886         19.08
September 30, 2000                                181        42,787          5,246          48,214         12.98
December 31, 2000                                 146        40,577         36,750          77,473         20.85
March 31, 2001                                    ---        12,534          6,559          19,093          5.14
June 30, 2001                                      10        15,087            297          15,394          4.14
September 30, 2001                                 30        10,669            575          11,274          3.03
December 31, 2001                                   1        10,358          1,414          11,773          3.17
March 31, 2002                                      4         4,295            315           4,614          1.24
June 30, 2002                                       8         1,337          1,186           2,531          0.68
September 30, 2002                                 10         1,239          2,453           3,702          1.00
December 31, 2002                                  11         1,524          1,484           3,019          0.81
Thereafter                                          8         5,628          1,737           7,373          2.00
                                               ------      --------       --------        --------        ------
   Total                                       $3,765      $295,475       $ 72,246        $371,486        100.00%
                                               ======      ========       ========        ========        ======

Percent of total                                1.01%        79.54%         19.45%
                                               =====       =======        =======


     The following table sets forth the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                                     Maturity
                                               ---------------------------------------------------
                                                 3 Months    Over 3 to 6  Over 6 to 12   Over 12
                                                  or Less       Months       Months       Months         Total
                                                 --------    -----------  ------------   --------   ------------
                                                                          (In Thousands)
Certificates of deposit less than $100,000      $   78,172   $   62,099   $  106,291   $   70,949   $    317,511
Certificates of deposit of $100,000 or more         12,290        5,856       16,230        7,581         41,957
Public funds(1)                                      5,678        2,931        3,166          243         12,018
                                                ----------   ----------   ----------   ----------   ------------
Total certificates of deposit                   $   96,140   $   70,886   $  125,687   $   78,773   $    371,486
                                                ==========   ==========   ==========   ==========   ============
-----------------------

(1) Deposits from governmental and other public entities, includes both over and under $100,000.


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

                                                              Six Months
                                                                 Ended
                                                             December 31,            Year Ended June 30,
                                                             ------------    ----------------------------------
                                                                 1999          1999         1998        1997(1)
                                                             ------------    ---------     --------    --------
                                                                                     (In Thousands)
Maximum Balance:
---------------
  FHLB Advances                                              $    249,500    $ 257,277     $248,133     $190,338
  Collateralized Mortgage Obligations                                 193          511          775        1,117
  Other Borrowings and Repurchase Agreements                        9,761        7,416       26,099        8,101

Average Balance:
----------------

  FHLB Advances                                                   236,910      222,336      231,613      142,715
  Collateralized Mortgage Obligations                                 155          304          625          967
  Other Borrowings and Repurchase Agreements                        8,184        6,749       12,726        2,731

(1) Includes liabilities from the Security Bancorp acquisition.


     The following table sets forth certain information as to the Bank's FHLB advances, CMO's and other borrowings at the dates indicated.

                                                            December 31,                   June 30,
                                                           -------------   --------------------------------------
                                                                1999           1999         1998        1997(1)
                                                           -------------   ------------  ----------   -----------
                                                                           (Dollars in Thousands)

FHLB Advances                                              $     226,769    $  244,048   $  248,133    $ 190,338
Collateralized Mortgage Obligations                                  123           242          511          797
Other Borrowings and Repurchase Agreements                         7,917         6,895        6,542        8,101
                                                           -------------    ----------   ----------    ---------
  Total Borrowings                                         $     234,809    $  251,185   $  255,186    $ 199,236
                                                           =============    ==========   ==========    =========
Weighted Average Interest Rate of FHLB Advances                     5.83%         5.53%        5.83%        6.14%
                                                           =============    ==========   ==========    =========
Weighted Average Interest Rate of
    Collateralized Mortgage Obligations                            11.46%        11.48%       11.48%       11.37%
                                                           =============    ==========   ==========    =========
Weighted Average Interest Rate of Other Borrowings
    and Repurchase Agreements                                       5.11%         4.34%        5.05%        5.30%
                                                           =============    ==========   ==========    =========

(1) Includes liabilities from the Security Bancorp acquisition.


INTEREST RATE CAPS AND INTEREST RATE SWAPS

     As explained under Quantitative and Qualitative Disclosures About Market Risk Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13, the Bank was party to one interest rate exchange agreement. This agreement covered a total of $5.0 million in notional principal amounts wherein the interest rate cap entitles the Bank to receive various interest payments in exchange for payment of a transaction fee, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest bearing liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At December 31, 1999 the amount of the unamortized premiums paid related to the interest rate cap transactions was $12,460.

SUBSIDIARY ACTIVITIES

     GENERAL. The Company has no direct subsidiaries other than the Bank.
Western Security has three  wholly-owned service subsidiaries:   Service
Corp. of Montana, Inc. ("Service Corp."), Western Security Investment Services, Inc. ("Western Security Investment") and a special-purpose finance subsidiary, Monte Mac I, Inc. ("Monte Mac"). The company also has a 97% partnership interest in COAD Limited Partnership ("COAD"). At December 31, 1999, Western Security's investment in the three wholly owned service corporations totaled $2.5 million, or approximately 0.25% of unconsolidated assets, at such date.

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

     The following is a description of the operation of these entities:

     SERVICE CORP. OF MONTANA, INC. This service corporation owns and operates a 30-unit apartment complex in Lewistown, Montana and two single family residences in Hamilton, Montana. Western Security's investment in Service Corp. totaled $427,000 at December 31, 1999.

     WESTERN SECURITY INVESTMENT SERVICES, INC. Western Security Investment conducts a securities brokerage business in Western Security's offices and a real estate rental business. At December 31, 1999, Western Security's investment in Western Security Investment totaled $585,000.

     COAD LIMITED PARTNERSHIP. In August 1995, Western Security entered into a Limited Partnership allowing the Bank to take advantage of low income housing tax credits. The Partnership was involved with the construction of two six-unit apartment buildings for low to moderate income people. Western Security's investment in COAD totaled $259,000 at December 31, 1999.

     MONTE MAC I, INC. Monte Mac was formed in 1985 for the purpose of participating in a collateralized mortgage obligation conduit program. Monte Mac had participated in three series of CMO issuances. The CMOs are collateralized by FHLMC participation certificates transferred by Western Security to Monte Mac. The transferred FHLMC certificates had a book value of $849,000 at December 31, 1999. Western Security's investment in Monte Mac as of December 31, 1999, included approximately $726,000 in FHLMC certificates in excess of collateralized mortgage obligations. The payments received on the FHLMC certificates are used to pay down the CMOs. If the CMOs are paid as originally projected, the remaining investment in Monte Mac is expected to be minimal.

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

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1999, was approximately $91,000. Savings associations (unlike the Bank) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay higher premiums.

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

     The Bank's permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit under this restriction was approximately $11.2 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk- based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as
Exhibit 13. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity, adjusted to eliminate unrealized gains and losses on certain available-for-sale securities and retained income, and certain non-cumulative perpetual preferred stock and related income. All intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1999, the Bank had unamortized purchased mortgage servicing rights of $527,000 and goodwill and core deposit intangible relating to the purchase of Security Bancorp of $18.2 million all of which was required to be deducted from tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries in determining tangible capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for purposes of generally accepted accounting principles ("GAAP"). For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1999, the Bank was required to deduct $584,000 of its investment in Service Corp. of Montana, Inc., $585,000 of its investment in Western Security Investment under these rules and $259,000 of its investment in COAD.

     At December 31, 1999, the Bank had tangible capital of $69.1 million, or 7.1% of adjusted total assets, which is approximately $54.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below,
                                       29
however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1999, the Bank had no such intangible assets.

     At December 31, 1999, the Bank had core capital equal to $69.1 million, or 7.1% of adjusted total assets, which is $30.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1999, the Bank had $33,000 of supplementary capital and had $5.2 million of general loss reserves, which was less than 1.25% of risk-weighted assets, and were included in the $74.3 million of risk- based capital at December 31, 1999.

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

     On December 31, 1999, the Bank had total risk-based capital of $74.3 million (including $69.1 million in core capital and $5.2 million in qualifying supplementary capital) and risk-weighted assets of $614.7 million (including $58,000 in converted off-balance sheet assets); or total risk-based capital of 12.1% of risk-weighted assets. This amount was $25.2 million above the current 8% requirement in effect on that date.

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

     Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Western Security may pay dividends in accordance with this general authority.

     The OTS regulations permit a savings association to make a capital distribution without notice to the OTS unless it is a subsidiary of a holding company, or would not remain well-capitalized following the distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.

     LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. The Bank's regulatory ratio was 15.99% at December 31, 1999.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test and has always met the test since its effectiveness.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At December 31, 1999, the Bank had $15.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.42% and were 7.25% and 7.69% for calendar years 1999 and 1998 respectively.

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

     For the six months ended December 31, 1999, dividends paid by the FHLB of Seattle to the Bank totaled $538,900 which constitutes a $12,800 increase over the amount of dividends received over the same period in 1998. There can be no assurance that such dividends will continue in the future.

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

     Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings institutions can no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, such institutions are required to compute their deductions based on specific charge-offs during the taxable year when they otherwise qualify to use the experience method. This legislation also requires savings institutions to recapture into income over a six-year period their post- 1987 additions to their tax bad debt reserves, thereby generating additional current tax liability. The Bank's post-1987 reserves that will be recaptured into income ratably over a six-year period is $3.2 million. At December 31, 1999 the Bank's bad debt reserve for tax purposes was approximately $2.0 million. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report incorporated by reference as Exhibit 13.

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

     MONTANA TAXATION - Under Montana taxation law, savings institutions, such as the Bank, are subject to corporation license tax, which incorporates or is substantially similar to applicable provisions of the Federal Internal Revenue Code. The corporation license tax is imposed on federal taxable income, subject to certain adjustments at a rate of 6.75% for 1999.

     DELAWARE TAXATION - As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

IMPACT OF NEW ACCOUNTING STANDARDS

     See Note 1, Summary of Significant Accounting Policies and Note 17, Recent Accounting Pronouncements Not Yet Adopted in Notes to Consolidated Financial Statements in the Annual Report incorporated by reference herein as Exhibit 13.

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

     Western Security's competition for residential real estate loans is principally from mortgage bankers, other savings institutions, commercial banks and other institutional lenders. Competition for commercial real estate loans is primarily from commercial banks and other savings institutions in Missoula, Helena, Billings, Great Falls, and Bozeman. Competition for consumer loans is from commercial banks, credit unions, other savings institutions and consumer finance companies. Western Security competes for loans principally through the interest rates and loan fees charged. Western Security's competition for loans varies from time to time depending upon numerous factors, including the general availability of lending funds and credit, economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information at December 31, 1999 regarding the executive officers of the Company and the Bank who are not also directors.


         Name             Age                           Position(s) Held
------------------        ---     ---------------------------------------------------------------

James A. Salisbury         49     Executive Vice President, Treasurer and Chief Financial Officer
                                       of the Company and the Bank
Charles E. Eiseman         49     Senior Vice President/Western Region
Barry L. Johnston          45     Senior Vice President/Credit Administrator
Marcia Johnson             40     Senior Vice President/Central Operations
John Cromwell              60     Senior Vice President/Human Resource Director
Suzanne Loewen             41     Vice President/Audit/Compliance



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

     CHARLES E. EISEMAN. Mr. Eiseman has been employed by Western Security since December 1975 and became Senior Vice President/Retail Lending Manager in October 1996. Prior to such time, he was employed by Helena Federal Savings and Loan from 1973 to 1975. Since July 1999, Mr. Eiseman's duties have included management responsibilities for all Western Montana branches. Mr. Eiseman is a graduate of the University of Montana.

     BARRY L. JOHNSTON. Mr. Johnston joined Western Security Bank as Senior Vice President and Credit Administrator in October, 1999. He has over 25 years of lending and Credit Administration experience. Previous to joining the Bank, he held Senior Lending Officer and Credit Administration positions with banks located in Las Vegas, Nevada, Salt Lake City, Utah, and Boise, Idaho. He also was employed as a National Bank Examiner for ten years. He is responsible for the functional direction of all lending activities of the bank, including administration of credit policy, credit support functions, and monitoring of asset quality. Mr. Johnston is a graduate of the University of Montana.

     MARCIA JOHNSON. Ms. Johnson has been with Western Security since 1981. Prior to her appointment as Senior Vice President/Central Operations Manager in July 1999, she served as Vice President/Western Region Loan Administrator. She is currently responsible for all internal bank operations and information services functions and serves as Secretary of Service Corporation of Montana. Ms. Johnson is a graduate of the University of Montana.

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

     SUZANNE LOEWEN. Ms. Loewen joined Western Security Bank in February 1991, was appointed Vice President/Audit/Compliance in October 1996 and elected Corporate Secretary of the Holding Company in July 1999. Ms. Loewen has over nineteen years of banking experience and, prior to her employment with the Bank, worked as a Project Manager for the Department of Housing and Urban Development. Her present duties include the supervision of the Bank's audit, compliance and quality control functions. Ms. Loewen attended the University of Montana.

EMPLOYEES

     At December 31, 1999, the Company had a total of 308 full-time employees and 63 part-time employees. None of the Bank employees are represented by any collective bargaining group.

ITEM 2. PROPERTIES

     The following table sets forth information concerning the main office and each branch office and loan production office of the Bank at December 31, 1999. At December 31, 1999, the Bank's premises and equipment had an aggregate net book value of approximately $22.2 million.

                                      Year
                                    Acquired      Owned or    Lease Expiration
          Location                  or Leased      Leased           Date
-----------------------------       ---------     --------    ----------------

Main Office
-----------
         110 East Broadway            1957          Owned            N/A
         Missoula, Montana
Full Service Branches
---------------------
         100 East Broadway            1957          Owned          N/A(1)
         Missoula, Montana
         2230 Brooks                  1966          Owned            N/A
         Missoula, Montana
         1610 S. Third West           1977         Leased       July 1, 2000
         Missoula, Montana
         2601 Garfield                1979          Owned            N/A
         Missoula, Montana
         321 Fuller                   1983          Owned            N/A
         Helena, Montana
         101 Lane Avenue              1983          Owned            N/A
         East Helena, Montana
         601 N. Montana               1983         Leased     December 31, 2000
         Helena, Montana
         3171 N. Montana              1996          Owned            N/A
         Helena, Montana
         501 N. First Street          1980          Owned            N/A
         Hamilton, Montana
         2425 10th Avenue South       1988          Owned            N/A
         Great Falls, Montana
         25 Fifth Street North        1988          Owned            N/A
         Great Falls, Montana
         900 Third Street, NW         1988          Owned            N/A
         Great Falls, Montana
         702 South Main               1988          Owned            N/A
         Conrad, Montana
         2929 Third Avenue North      1991          Owned            N/A
         Billings, Montana
         1101 Main Street             1991          Owned            N/A
         Miles City, Montana
         524 North Cheyenne Avenue    1991          Owned            N/A
         Hardin, Montana
         219 North 26th Street        1967          Owned            N/A
         Billings, Montana
         2675 King Avenue West        1995          Owned            N/A
         Billings, Montana
         2401 Grand Avenue            1975          Owned            N/A
         Billings, Montana
         1546 Main Street             1975          Owned            N/A
         Billings, Montana

                                      Year
                                    Acquired      Owned or    Lease Expiration
          Location                  or Leased      Leased           Date
-----------------------------       ---------     --------    ----------------

         2845 Old Hardin Road         1997          Owned            N/A
         Billings, Montana
         19 Montana Avenue            1987          Owned            N/A
         Laurel, Montana
         405 Main Street              1979          Owned            N/A
         Kalispell, Montana
         320 West Broadway            1980(2)      Leased     January 1, 2008
         Missoula, Montana
         2350 South Reserve           1995         Leased     March 13, 2001
         Missoula, Montana
         221 Second Street NW         1989          Owned           N/A
         Sidney, Montana
         324 Third Avenue             1989          Owned           N/A
         Havre, Montana
         216 Second Avenue East       1994          Owned           N/A
         Malta, Montana
         125 Fourth Street South      1989         Leased       Monthly(3)
         Glasgow, Montana
         102 North Main               1989          Owned           N/A
         Plentywood, Montana
         1880 Harrison Avenue         1994          Owned           N/A
         Butte, Montana
         401 West Main                1994          Owned           N/A
         Lewistown, Montana
         307 East Park Street         1994         Leased      March 1, 2008
         Anaconda, Montana
         2901 West Main               1995         Leased(4)  April 15, 2031
         Bozeman, Montana

 Loan Administration
 -------------------
            1100 South Avenue         1993          Owned           N/A
            Missoula, Montana
            1105 West Sussex          1998          Owned           N/A
            Missoula, Montana

----------------------

(1)  Includes lease for drive-up window which expires in May 2001.
(2)  Property sold 12/97 - leased for 10 years.
(3)  Lease is on a month-to-month basis.
(4)  Land is leased - Western Security owns the building.

     Western Security is in the process of constructing a new full- service branch at 3045 North Reserve Street in Missoula, Montana. The branch is expected to be completed June 1, 2000.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company and Western Security are involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     No matter was submitted to a vote of stock holders, through the solicitation of proxies or otherwise, during the quarter ended December 31,
1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The section "General Corporate and Stockholders' Information" contained in the Company's Annual Report (beginning at page 57 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

ITEM 6. SELECTED FINANCIAL DATA

     The section "Selected Consolidated Financial and Other Data" contained in the Company's Annual Report (beginning at page 4 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report (beginning at page 5 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The section "Consolidated Financial Statements" contained in the Company's Annual Report (beginning at page 22 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 8.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year. See "Business - Executive Officers of the Company" in Part I of the Form 10-K for information regarding executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 25, 2000 except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)(1) Financial Statements:

     The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                        Pages in
                                                                         Annual
Annual Report Section                                                    Report
---------------------                                                   --------

Independent Auditors' Report ..........................................    22

Consolidated Balance Sheets -- December 31, 1999 and
 June 30, 1999.........................................................    23

Consolidated Statements of Income -- For the six months ended
 December 31, 1999 and for each of the Years in the Three-Year
 Period Ended June 30,1999.............................................    24

Consolidated Statements of Stockholders' Equity and
 Comprehensive Income -- For the six months ended December 31, 1999 and for each of the Years in the Three-Year Period Ended
 June 30, 1999.........................................................    25

Consolidated Statements of Cash Flows --For the six months ended
 December 31, 1999 and for each of the Years in the Three-Year
 Period Ended June 30, 1999 ...........................................    27

Notes to Consolidated Financial Statements.............................    28



(a)(2)  Financial Statement Schedules:
        -----------------------------

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a)(3)  Exhibits:
        --------

                                                                                            Reference to Prior
                                                                                               Filing of Exhibit
  Regulation S-K                                                                                Number Attached
  Exhibit Number                                 Document                                            Hereto
--------------------   --------------------------------------------------------------------   -------------------
          2            Plan of acquisition, reorganization, arrangement, liquidation or               None
                       succession
          3            (i)  Articles of Incorporation                                                   *
                       (ii) By-laws
          4            Instruments defining the rights of security holders, including                   *
                       indentures
          9            Voting trust agreement                                                         None
       10.1            Stock Option and Incentive Plan                                                 **
       10.2            Employee Stock Ownership Plan                                                    *
       10.3            Recognition and Retention Plan                                                  **
       10.4            Salary Continuation Plan                                                         *
       10.5            Directors Deferred Compensation Plan                                             *
       10.6            Benefit Equalization Plan                                                        *
       10.7            Employment Agreements for Messrs. Grimes, Bardwell and Salisbury                **
       10.8            Employment Agreements for Messrs. Brevik, Eiseman and Lovell and Ms.            **
                       Dumontier
       10.9            Annual Management Incentive Plan                                                **
      10.10            Wage Continuation Agreements for Messrs. Grimes, Bardwell and                   **
                       Salisbury
      10.11            Equity Incentive Plan                                                           ***
      10.12            Employment Agreement for David W. Jorgenson, Elaine F. Hine, Stanley            ***
                       R. Hill and Scott W. Sanders
      10.13            Change in Control Agreement for Charles E. Eiseman, Jr.                        10.13
      10.14            Change in Control Agreement for Ralph K. Holliday                              10.14
      10.15            Change in Control Agreement for Marcia L. Johnson                              10.15
      10.16            Change in Control Agreement for Barry L. Johnston                              10.16
      10.17            Change in Control Agreement for Suzanne M. Loewen                              10.17
      10.18            Change in Control Agreement for Sharon E. Woldstad                             10.18
         11            Statement re:  computation of per share earnings                               None
         12            Statement re:  computation of ratios                                       Not required
         13            Annual Report to Security Holders                                               13
         16            Letter re: change in certifying accountant                                     None
         18            Letter re:  change in accounting principles                                    None
         19            Report furnished to security holders                                           None
         21            Subsidiaries of Registrant                                                      21
         22            Published report regarding matters submitted to vote of security               None
                       holders
         23            Consents of experts and counsel                                                 23
         24            Power of Attorney                                                          Not required
         27            Financial Data Schedule                                                         27
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


(b)  Reports on Form 8-K:
     --------------------

     The following reports on Form 8-K have been filed during the three-month period ended December 31, 1999.

October 7, 1999     Press release to report quarterly dividend declaration of
                    $0.155 per share

October 22, 1999    Press release to report quarterly earnings release

November 4, 1999    Resolution regarding change in fiscal year end. Press
                    release to report change in fiscal year to December 31


December 8, 1999    Press release to report Ralph K. Holliday as new President/
                    Chief Executive Officer


December 23, 1999   Press release to report quarterly dividend declaration of
                    $0.160 per share

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTERFED FINANCIAL CORPORATION




Date:  March 30, 2000             By: /s/ Ralph K. Holliday
       --------------                 ---------------------------------
                                      Ralph K. Holliday
                                     (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Lyle R. Grimes                            By: /s/ Dr. Marvin Reynolds
    ---------------------------------------              ---------------------------------------
    Lyle R. Grimes,  Chairman of  the Board              Dr. Marvin Reynolds, Director

Date:  March 30, 2000                             Date:  March 30, 2000

By:    /s/ Dr. Otto G. Klein, Jr.                 By: /s/ John E. Roemer
    ---------------------------------------              ---------------------------------------
       Dr. Otto G. Klein, Jr., Director                  John E. Roemer, Vice Chairman

Date:  March 30, 2000                             Date:  March 30, 2000

By: /s/ Laurie C. DeMarois                        By: /s/ James A. Salisbury
    ---------------------------------------              ---------------------------------------
    Laurie C. DeMarois, Director                         James A. Salisbury, Treasurer and Chief
                                                            Financial Officer (Principal Financial
                                                            and Accounting Officer)

Date:  March 30, 2000                             Date:  March 30, 2000

By: /s/ Robert F. Burke                           By: /s/ William Leslie
    ---------------------------------------              ---------------------------------------
    Robert F. Burke, Director                            William Leslie, Director

Date:  March 30, 2000                             Date:  March 30, 2000

By: /s/ David W. Jorgenson                        By: /s/ Ralph K. Holliday
    ---------------------------------------              ---------------------------------------
    David W. Jorgenson, Director and                     Ralph K. Holliday, Director
       Vice President

Date:  March 30, 2000                             Date:  March 30, 2000