Form 10-Q
period 2000-03-31
WESTERFED FINANCIAL CORP
filed 2000-05-12
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
      X                   For the quarter ended March 31, 2000
--------------


                                       OR

                          TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------

        For the transition period from _______________ to _______________

                       Commission file number     0-22772

                        WESTERFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in this charter)

      DELAWARE                                               81-0487794
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer ID #)
incorporation or organization)


  110 East Broadway, Missoula, Montana                           59802
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


              Registrant's telephone number,    406-721-5254
                    Including area code      ---------------------


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

  Class: Common Stock, Par Value $0.01 per share; Outstanding at April 30, 2000
                 4,087,846 shares (including restricted shares)

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                             Page

ITEM 1.  FINANCIAL STATEMENTS
 Consolidated Balance Sheets - March 31, 2000 and December 31, 1999...........3
 Consolidated Statements of Income - Three Month Period Ended
   March 31, 2000 and March 31, 1999 .........................................4
 Consolidated Statements of Comprehensive Income for Three Month Period Ended
   March 31, 2000 and March 31, 1999 .........................................5
 Consolidated Statement of Stockholders'
   Equity for the Three Month Period Ended March 31, 2000 ....................6
 Consolidated Statements of Cash Flows for the Three Month Period Ended
   March 31, 2000 and March 31, 1999  ........................................7
 Notes to Consolidated Financial Statements
   1. Basis of Presentation...................................................8
   2. Cash Equivalents........................................................8
   3. Computation of Net Income per Share.....................................8
   4. Dividends Declared......................................................8
   5. A Comparison of the Amortized Cost and
        Estimated Fair Value of Investment
        Securities and Mortgage-backed Securities ............................9
      A Comparison of the Amortized Cost and
        Estimated Fair Value of Investment
        Securities by Contractual Maturities.................................10

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
   1. Forward Looking Statements.............................................11
   2. Changes in Financial Condition.  Comparison of the Three Month Period
        from December 31, 1999 to March 31, 2000.............................11
   3. Comparison of Operating Results for the Three Month Periods Ended
        March 31, 2000 and March 31, 1999....................................14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........20

PART II -- OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.....................................................21
ITEM 2 CHANGE IN SECURITIES..................................................21
ITEM 3 DEFAULTS UPON SENIOR SECURITIES.......................................21
ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................21
ITEM 5 OTHER INFORMATION.....................................................21
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K......................................21

SIGNATURES...................................................................22

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.

(Dollars in thousands, except share and per share data)

                                     ASSETS                                March 31,  December 31,
                                                                             2000        1999
                                                                           --------   ------------
Cash and due from banks                                                    $ 20,642     $   20,233
Interest-bearing due from banks                                               1,080          5,910
                                                                           --------     ----------
         Cash and cash equivalents                                           21,722         26,143

Interest-bearing deposits                                                       100            100
Investment securities available-for-sale                                    103,967        106,212
Investment securities, at amortized cost (estimated market value of
     $6,200 at March 31, 2000 and $9,195 at December 31, 1999)                6,210          9,205
Stock in Federal Home Loan Bank of Seattle, at cost                          15,399         15,154
Mortgage-backed securities available-for-sale                                92,164         81,276
Mortgage-backed securities, at amortized cost (estimated market value
     of $76,321 at March 31, 2000 and $77,926 at December 31, 1999)          76,091         77,672
Loans available-for-sale                                                      3,523          4,470
Loans receivable, net                                                       613,929        616,281
Accrued interest receivable                                                   7,135          7,492
Premises and equipment, net                                                  26,970         27,477
Core deposit intangible                                                       3,241          3,401
Goodwill                                                                     14,596         14,763
Cash surrender value of life insurance policies                               8,245          8,164
Other assets                                                                  3,124          3,075
                                                                           --------     ----------
         Total assets                                                      $996,416     $1,000,885
                                                                           ========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                 $661,229     $  658,404
  Repurchase agreements                                                       6,444          7,731
  Borrowed funds                                                            218,928        227,078
  Advances from borrowers for taxes and insurance                             6,508          3,296
  Income taxes                                                                1,382            597
  Accrued interest payable                                                    6,634          6,476
  Accrued expenses and other liabilities                                      8,675          7,778
                                                                           --------     ----------
         Total liabilities                                                  909,800        911,360
                                                                           --------     ----------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
     None outstanding                                                            --             --
  Common stock, $.01 par value, 10,000,000 shares authorized;
     4,079,846 shares outstanding at March 31, 2000 and
     4,351,404 outstanding at December 31, 1999                                  56             56
  Additional paid-in capital                                                 70,073         70,040
  Common stock acquired by ESOP/RRP                                          (2,024)        (2,090)
  Treasury stock, at cost                                                   (32,629)       (28,974)
  Accumulated other comprehensive loss                                       (3,497)        (2,930)
  Retained earnings, substantially restricted                                54,637         53,423
                                                                           --------     ----------
         Total stockholders' equity                                          86,616         89,525
                                                                           --------     ----------

                  Total liabilities and stockholders' equity               $996,416     $1,000,885
                                                                           ========     ==========
         Book value per share                                              $  21.23     $    20.57
                                                                           ========     ==========
         Tangible book value per share                                     $  16.86     $    16.40
                                                                           ========     ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income - Three Month Periods Ended March 31, 2000 and March 31, 1999.

(Dollars in thousands, except share and per share data)

                                                  March 31,    March 31,
                                                    2000          1999
                                                  ---------    ---------
Interest Income
   Loans receivable                               $  12,816    $  12,988
   Mortgage-backed securities                         2,717        1,864
   Investment securities                              1,992        1,995
   Interest-bearing deposits                             45          145
   Other                                                 90           90
                                                  ---------    ---------
      Total interest income                          17,660       17,082
                                                  ---------    ---------
Interest expense:
   NOW and money market demand                          992          837
   Savings                                              529          518
   Certificates of deposit                            4,965        4,985
                                                  ---------    ---------
                                                      6,486        6,340
   Borrowed funds and repurchase agreements           3,429        3,031
                                                  ---------    ---------
      Total interest expense                          9,915        9,371
                                                  ---------    ---------
      Net interest income                             7,745        7,711
Provision for loan losses                               450          345
                                                  ---------    ---------
      Net interest income after
          provision for loan losses                   7,295        7,366
                                                  ---------    ---------
Non-interest income:
   Loan origination income                              461          745
   Service fees                                       1,207        1,090
   Net gain on sale of securities
         available-for-sale                               3           25
   Other                                                122           65
                                                  ---------    ---------
      Total non-interest income                       1,793        1,925
                                                  ---------    ---------
Non-interest expenses:
   Compensation and employee benefits                 2,957        3,253
   Net occupancy expense of premises                    392          380
   Equipment and furnishings                            478          593
   Data processing                                      458          409
   Deposit insurance premium                             34           87
   Intangibles amortization                             326          361
   Marketing and advertising                            161          119
   Other                                              1,258        1,627
                                                  ---------    ---------
        Total non-interest expense                    6,064        6,829
                                                  ---------    ---------
        Income before income taxes                    3,024        2,462

  Income taxes                                        1,164          878
                                                  =========    =========
     Net income                                   $   1,860    $   1,584
                                                  =========    =========
  Net income per common share:
     Basic                                        $    0.46    $    0.37
                                                  =========    =========
     Diluted                                      $    0.45    $    0.35
                                                  =========    =========

  Dividends per share                             $   0.165    $   0.145
                                                  =========    =========
  Dividend payout ratio - basic                       35.87%       39.19%
                                                  =========    =========
  Average common and common equivalent
      shares outstanding:
           Basic                                  4,059,084    4,308,744
                                                  =========    =========
          Diluted                                 4,174,548    4,568,287
                                                  =========    =========


     See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income - Three Month Periods Ended March 31, 2000 and March 31, 1999.

                                                   Three Months Ended
                                              -----------------------------
                                              March 31, 2000 March 31, 1999
                                              -------------- --------------

Net income                                         $1,860       $1,584
                                                   ------       ------
Other comprehensive loss:
   Unrealized losses on investment securities:
     Realized and unrealized holding
           losses arising during the period          (912)        (551)
     Add:  reclassification adjustment
          for gains included in net income             (3)         (25)
                                                   ------       ------
Other comprehensive loss, before tax                 (915)        (576)
Income tax benefit related
   to items of other comprehensive income             348          219
                                                  -------       ------
Other comprehensive loss, after tax                  (567)        (357)
                                                  -------       ------
Comprehensive income                               $1,293       $1,227
                                                  =======       ======


See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Three Month Period Ended March 31, 2000.

(Dollars in thousands, except share and per share data)

                                                                             Net
                                                                          Unrealized
                                                                             Loss
                                                                         On Securities
                                     Common Paid-in    ESOP/   Treasury  Available-for-  Retained
                                     Stock  Capital     RRP      Stock       Sale        Earnings    Total
                                     ----- --------  --------  --------- --------------  --------  --------

Balance at December 31, 1999         $56   $70,040   $(2,090)  $(28,974)   $(2,930)      $53,423    $89,525

Net income                             -         -         -          -          -         1,860      1,860

Change in net unrealized loss on
     securities available -for-sale    -         -         -          -       (567)            -       (567)

ESOP shares committed to
     be released                       -        30        57          -          -             -         87

Amortization of award of RRP stock     -         -         9          -          -             -          9

Purchase of treasury stock,
   at cost (257,000 shares)            -         -         -     (3,655)         -             -     (3,655)

Common stock options exercised
     (445 shares)                      -         3         -          -          -             -          3

Cash dividends declared
     ($0.165 per share)                -         -         -          -          -          (646)      (646)


                                     ---   -------   -------   --------    -------       -------    -------
Balance at March 31, 2000            $56   $70,073   $(2,024)  $(32,629)   $(3,497)      $54,637    $86,616
                                     ===   =======   =======   ========    =======       =======    =======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows for the Three Month Period Ended March 31,
 2000 and March 31, 1999.

(Dollars in thousands)                                       Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000         1999
                                                           ---------  ---------
Net cash provided by operating activities                  $  12,515  $  14,635
                                                           ---------  ---------
Cash flows from investing activities:
  Purchases of:
    Investment securities available-for-sale                    (987)   (57,195)
    Mortgage-backed securities available-for-sale            (14,655)   (41,758)
  Proceeds from maturities of:
    Investment securities available-for-sale                       -     18,955
  Proceeds from sales of:
    Investment securities                                      3,000          -
    Investment securities available-for-sale                   2,692     13,020
  Principal payments from:
    Investment securities available-for-sale                     190        256
    Mortgage-backed securities                                 1,633      4,741
    Mortgage-backed securities available-for-sale              3,212      2,768
  Net change in loans receivable                               1,743      6,191
  Purchases of premises and equipment                           (371)       (93)
  Proceeds from sale of premises and equipment                   402          1
  Proceeds from sale of real estate owned                        161          -
                                                           ---------  ---------
Net cash used by investing activities                         (2,980)   (53,114)
                                                           ---------  ---------

Cash flows from financing activities:
  Net change in deposits excluding interest credited          (3,399)   (12,115)
  Net change in repurchase agreements                         (1,287)      (975)
  Proceeds from borrowings                                   229,627     99,000
  Payments on borrowings                                    (237,788)   (70,004)
  Net change in advances from borrowers
     for taxes and insurance                                   3,212      3,452
  Proceeds from exercise of options                                3        154
  Payments to acquire treasury stock                          (3,655)       (54)
  Dividends paid to stockholders                                (669)      (603)
                                                           ---------  ---------
Net cash provided (used) by financing activities             (13,956)    18,855
                                                           ---------  ---------

Net decrease in cash and cash equivalents                     (4,421)   (19,624)

Cash and cash equivalents at beginning of period              26,143     39,634
                                                           ---------  ---------

Cash and cash equivalents at end of period                 $  21,722  $  20,010
                                                           =========  =========

Supplemental disclosure  of cash flow  information:
  Payments  during the period for:
    Interest                                               $   3,436  $   2,923
    Income taxes, net                                             30        580
                                                           =========  =========

See accompanying notes to consolidated financial statements

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000. For additional Company information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") audited annual report for the six months ended December 31, 1999.

2.   CASH EQUIVALENTS
          For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.   COMPUTATION OF NET INCOME PER SHARE
          Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period less unvested RRP and unallocated ESOP shares. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares used to compute basic net income per share plus the incremental amount of potential common stock determined by the treasury stock method.

         The following table sets forth the computation of basic and diluted net income per share:


                                                   For the Three Month Period
                                                        Ended March 31,
(Dollars in thousands, except                      --------------------------
share and per share data)                              2000         1999
                                                   ------------  ------------
Numbers of shares on which basic  earnings per
 share is calculated:
   Average outstanding shares during the period       4,059,084    4,308,744
   Add: Incremental shares under stock option plans     115,464      257,833
        Incremental shares related to RRP's                   -        1,710
                                                     ----------   ----------
Number of shares on which diluted earnings
   per share is calculated                            4,174,548    4,568,287
                                                     ==========   ==========
Net income applicable to common stockholders         $    1,860   $    1,584
                                                     ==========   ==========
Basic net income per share                           $     0.46   $     0.37
                                                     ==========   ==========
Diluted net income per share                         $     0.45   $     0.35
                                                     ==========   ==========

          Stock options to purchase 180,669 shares as of March 31, 2000 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4.   DIVIDENDS DECLARED
          On March 28, 2000 the Board of Directors of the Company declared a quarterly cash dividend of $0.165 per share to stockholders of record on April 13, 2000, payable on April 27, 2000.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS
     FOLLOWS:

                                                                  HELD-TO-MATURITY
                                                               (Dollars in Thousands)
                               ---------------------------------------------------------------------------------------
                                                March 31, 2000                           December 31, 1999
                               ------------------------------------------   ------------------------------------------
                                           Gross      Gross                              Gross      Gross
                               Amortized Unrealized Unrealized Estimated    Amortized Unrealized Unrealized Estimated
                                 Cost      Gains      Losses   Fair Value      Cost      Gains     Losses   Fair Value
                               --------- ---------- ---------- ----------   --------- ---------- ---------- ----------
Corporate obligations          $  3,995  $      -   $   (16)    $   3,979   $  6,991  $      7   $   (17)    $   6,981

Other investments                 2,215         6         -         2,221      2,214         -         -         2,214
                               --------  --------   -------     ---------   --------  --------   -------     ---------

  Total investment securities     6,210         6       (16)        6,200      9,205         7       (17)        9,195

Mortgage-backed securities       76,091       638      (408)       76,321     77,672       738      (484)       77,926
                               --------  --------   -------     ---------   --------  --------   -------     ---------
                               $ 82,301  $    644   $  (424)    $  82,521   $ 86,877  $    745   $  (501)    $  87,121
                               ========  ========   =======     =========   ========  ========   =======     =========

                                                                 AVAILABLE-FOR-SALE
                                                               (Dollars in Thousands)
                               ---------------------------------------------------------------------------------------
                                                March 31, 2000                           December 31, 1999
                               ------------------------------------------   ------------------------------------------
                                           Gross      Gross                              Gross      Gross
                               Amortized Unrealized Unrealized Estimated    Amortized Unrealized Unrealized Estimated
                                 Cost      Gains      Losses   Fair Value      Cost      Gains     Losses   Fair Value
                               --------- ---------- ---------- ----------   --------- ---------- ---------- ----------
Federal Agency obligations     $ 87,282  $      -   $(2,476)    $  84,806   $ 87,331  $      -   $(2,164)    $  85,167

Corporate obligations            16,678         -      (451)       16,227     18,432         6      (378)       18,060

Other investments                 2,831       106        (3)        2,934      2,893        92         -         2,985
                               --------  --------   -------     ---------   --------  --------   -------     ---------

  Total investment securities   106,791       106    (2,930)      103,967    108,656        98    (2,542)      106,212

Mortgage-backed securities       94,985        85    (2,906)       92,164     83,563       228    (2,515)       81,276
                               --------  --------   -------     ---------   --------  --------   -------     ---------
                               $201,776  $    191   $(5,836)    $ 196,131   $192,219  $    326   $(5,057)    $ 187,488
                               ========  ========   =======     =========   ========  ========   =======     =========

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT MARCH 31, 2000 IS AS FOLLOWS:


                                HELD-TO-MATURITY
                             (Dollars in Thousands)

                                              March 31, 2000
                                          -----------------------
                                           Amortized   Estimated
                                              Cost     Fair Value
                                          ----------   ----------

 Due in one year or less                  $     995    $    987
 Due after one year through 5 years           3,239       3,231
 Due after 5 years through 10 years             330         330
 Due after 10 years                           1,646       1,652
                                          ---------    --------
                                          $   6,210    $  6,200
                                          =========    ========


                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)


                                              March 31, 2000
                                          -----------------------
                                           Amortized   Estimated
                                              Cost     Fair Value
                                          ----------   ----------

 Due in one year or less                  $  26,527    $ 26,214
 Due after one year through 5 years          73,130      70,736
 Due after 5 years through 10 years           2,649       2,601
 Due after 10 years                           4,392       4,261
 Other                                    $      93    $    155
                                          ---------    --------
                                          $ 106,791    $103,967
                                          =========    ========

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

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTH PERIOD FROM DECEMBER 31, 1999 TO MARCH 31, 2000.

          General - Total assets decreased $4.6 million to $996.4 million at March 31, 2000 from $1.0 billion at December 31, 1999. The decrease in assets was primarily the result of decreases in loans receivable and loans available for sale of $3.3 million, and, decreases in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $9.7 million, partially offset by increases in mortgage-backed securities for sale of $9.3 million. Total deposits increased $2.8 million while repurchase agreements and borrowed funds decreased $9.4 million and stockholders' equity decreased $2.9 million.

          Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale decreased $3.3 million to $617.5 million at March 31, 2000 from $620.8 million at December 31, 1999. The $3.3 million decrease in loans was primarily comprised of decreases in residential loans of $3.9 million and consumer dealer finance loans of $6.1 million, while other consumer related loans increased $3.5 million and commercial and agriculture loans increased $3.4 million. The decrease in loans receivable was primarily the result of principal repayments of $54.6 million and the sale of loans available-for-sale of $11.2 million, partially offset by loan originations of $62.6 million. Because of the interest rate risk incurred with long term lending associated with fixed-rate one-to four family loans (usually thirty year), the Bank currently sells a substantial portion of the thirty year loans and reinvests the proceeds in stock repurchases, debt reduction and other types of loans and investments.

          Mortgage-Backed Securities - Mortgage-backed securities increased $9.3 million to $168.2 million at March 31, 2000 from $158.9 million at December 31, 1999. The $9.3 million increase was primarily the result of purchases of $14.7 million, which were partially offset by principal pay-downs and sales of $4.8 million. The purchased securities have maturities of less than five years.

          Investment Securities, FHLB Stock and Other Interest Earning Assets B Investment securities, FHLB stock and other interest earning assets decreased $9.7 million to $135.0 million at March 31, 2000 from $144.7 million at December 31, 1999. The $9.7 million decrease was primarily the result of investment maturities.

          Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $166,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $160,000 for the three months ending March 31, 2000.

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

          Interest Rate Caps - Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the three-month LIBOR does not exceed the agreed upon interest rate. At March 31, 2000, the amount of the unamortized premiums paid related to the interest rate cap transactions was $7,180. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

         The following summarizes interest rate cap agreements outstanding at March 31, 2000:

  Notional principal       Agreement
        Amount            Termination              Cap Rate
  ------------------    -------------------     -------------
        $5,000             July, 2000                6.0%


         The counter party to the interest rate cap agreement is Merrill Lynch. The agreement is not collateralized.

          Interest Rate Swaps - At March 31, 2000 the Bank did not have any interest rate swap agreements in place.

          At March 31, 2000 the Bank had no structured notes.

          Deposits - Deposits increased $2.8 million to $661.2 million at March 31, 2000 from $658.4 million at December 31, 1999. Money market accounts and certificates of deposits increased $4.9 million while checking and saving accounts decreased $2.1 million.

          Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements increased $9.4 million to $225.4 million at March 31, 2000 from $234.8 million at December 31, 1999. There were new borrowings of $229.6 million with maturities of less than one year. The increase from new borrowings were offset by principal repayments and maturities of $237.8 million.

          Stockholders' Equity - Stockholders' equity decreased $2.9 million to $86.6 million at March 31, 2000 from $89.5 million at December 31, 1999. This decrease was due to the repurchase of 257,000 shares of common stock at an average price of $14.22 per share for a total of $3.7 million. This decrease was partially offset by increases in equity resulting from net income for the three month period of $1.9 million, $96,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, and the issuance of 445 new common shares with a recorded value of $3,000 related to exercised stock options. Stockholders' equity was also reduced $646,000 for dividends declared during the three month period and $567,000 related to the change in unrealized losses associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND MARCH 31, 1999


                              RESULTS OF OPERATIONS

                                                 Three Months Ended
                                                      March 31,
                                           ------------------------------
                                             2000                   1999
                                            Amount     Change      Amount
                                           -------    --------    -------
                                                     (In Thousands)

Total interest income                      $17,660    $    578    $17,082
Total interest expense                      (9,915)       (544)    (9,371)
                                           -------    --------    -------

  Net interest income                        7,745          34      7,711
Provision for loan losses                     (450)       (105)      (345)
                                           -------    --------    -------
  Net interest income after
     provision for loan losses               7,295         (71)     7,366
                                           -------    --------    -------

Fees and service charges                     1,668        (167)     1,835
Net gain on sale of securities
     available-for-sale                          3         (22)        25
Other non-interest income                      122          57         65
                                           -------    --------    -------
  Total non-interest                         1,793        (132)     1,925
                                           -------    --------    -------

Income before non-interest expense           9,088        (203)     9,291
Total non-interest expense                  (6,064)        765     (6,829)
                                           -------    --------    -------


  Income before income taxes                 3,024         562      2,462
Income taxes                                (1,164)       (286)      (878)
                                           -------    --------    -------

  Net income                               $ 1,860    $    276   $  1,584
                                           =======    ========    =======

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

                                                                Three Month Period Ended
                                            ----------------------------------------------------------------
                                                        March 31, 2000                  March 31, 1999
                                            -------------------------------  -------------------------------
                                              Average    Interest              Average    Interest
                                            Outstanding   Earned/    Yield/  Outstanding   Earned/    Yield/
                                            Balance (1)    Paid       Rate   Balance (1)    Paid       Rate
                                            -----------  ---------  -------  -----------  ---------  -------
INTEREST EARNING ASSETS:
  Loans receivable (2) (3)                   $622,672    $ 12,816     8.23%   $633,746    $ 12,988     8.20%
  Mortgage-backed securities                  164,027       2,717     6.63     125,787       1,864     5.93
  Investment securities                       128,867       1,992     6.18     133,149       1,995     5.99
  Other interest-earning assets (4)             2,674          45     6.73      11,400         145     5.09
  Cash surrender value of life insurance        8,218          90     4.38       6,902          90     5.22
                                             --------    --------     ----    --------    --------     ----
Total interest-earning assets                $926,458    $ 17,660     7.62%   $910,984    $ 17,082     7.50%
                                             ========    ========     ====    ========    ========     ====
INTEREST-BEARING LIABILITIES:
  Certificates of deposits                   $371,923    $  4,965     5.34%   $373,402    $  4,985     5.34%
  Passbook deposits                            85,588         529     2.47      90,543         518     2.29
  Demand and NOW accounts                     116,617         196     0.67     110,970         190     0.68
  Money market accounts                        78,466         796     4.06      68,449         647     3.78
                                             --------    --------     ----    --------    --------     ----
  Total deposits                              652,594       6,486     3.98     643,364       6,340     3.94
  Borrowed funds                              232,789       3,429     5.89     221,663       3,031     5.47
                                             --------    --------     ----    --------    --------     ----
  Total interest-bearing liabilities         $885,383    $  9,915     4.48%   $865,027    $  9,371     4.33%
                                             ========    ========     ====    ========    ========     ====
Net interest income                                      $  7,745                         $  7,711
                                                         ========                         ========
Net interest rate spread                                              3.14%                            3.17%
                                                                      ====                             ====
Net interest-earning assets                  $ 41,075                         $ 45,957
                                             ========                         ========
Net interest margin (5)                                               3.34%                            3.39%
                                                                      ====                             ====
Average interest-earning assets to average
  interest-bearing liabilities
                                                           104.64%                          105.31%
                                                           ======                           ======

(1)  Based on average monthly balances
(2)  Calculated net of deferred loan fees, loan discounts and loans in process
(3)  Includes loans held for sale
(4)  Includes primarily short-term liquid assets
(5)  Net interest income divided by average interest earning assets

          General - Net income increased $276,000 to $1.9 million for the quarter ended March 31, 2000 as compared to $1.6 million for the same period last year. Net interest income before provision for loan losses increased $34,000 and non-interest expense decreased $765,000 while provision for loan losses increased $105,000, non-interest income decreased $132,000, and income tax expense increased $286,000. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.34% during the quarter ended March 31, 2000 from 3.39% during the same period last year. The interest rate spread decreased to 3.14% at March 31, 2000 as compared to 3.17% at March 31, 1999.

          Interest Income - Interest income increased $578,000 to $17.7 million for the three month period ended March 31, 2000 from $17.1 million for the same period last year. The increase was the result of an increase in the average yield on average interest earning assets to 7.62% during the quarter ended March 31, 2000 from 7.50% during the same period last year, as well as an increase in the average balance of interest earning assets of $15.5 million to $926.5 million during the quarter ended March 31, 2000 from $911.0 million during the same period last year.

         Interest earned on loans receivable decreased $172,000 million due primarily to a $11.0 million decrease in the average balance of loans receivable to $622.7 million during the three month period ended March 31, 2000 from $633.7 million for the same period last year. The average yield on loans receivable increased to 8.23% during the three month period ended March 31, 2000 from 8.20% during the same period last year.

         Interest earned on mortgage-backed securities increased $853,000 due primarily to a $38.2 million increase in the average balance of mortgage-backed securities outstanding to $164.0 million for the three month period ended March 31, 2000 from $125.8 million during the same period last year. The average yield increased to 6.63% during the three month period ended March 31, 2000 from 5.93% during the same period last year.

         Interest earned on investment securities, FHLB stock and other interest earning assets decreased $103,000 primarily due to a decrease in the average balance of these securities of $6.7 million to $139.8 million during the quarter ended March 31, 2000 from $151.5 million during the same period last year. The average yield increased to 6.09% during the three month period ended March 31, 2000 from 5.89% during the same period last year.

         Interest Expense - Total interest expense increased $544,000 to $9.9 million for the three month period ended March 31, 2000 from $9.4 million for the same period last year. Interest expense on deposits increased $146,000 due primarily to an increase in average balance of deposits of $9.2 million to $652.6 million during the three month period ended March 31, 2000 from $643.4 million during the same period last year. The average rate paid also increased slightly to 3.98% during the quarter ended March 31, 2000 from 3.94% during the same period last year. Interest expense on borrowed funds increased $398,000 due to an increase in the average rate paid on borrowed funds to 5.89% during the quarter ended March 31, 2000 from 5.47% during the same period last year. The average balance of borrowed funds increased $11.1 million to $232.8 million for the three month period ended March 31, 2000 from $221.7 million during the same period last year.

         Provisions for Loan Losses - The provision for loan losses increased $105,000 to $450,000 for the three month period ended March 31, 2000 as compared to a $345,000 provision for the same period last year. The increased provision for loan losses is primarily related to charge-offs in consumer loans and management's goal to reduce the amount of fixed-rate long term residential loans held in portfolio while attempting to increase the amount of consumer and commercial loans held in portfolio, which have inherently greater credit risk than residential loans.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At March 31, 2000 the Company had $2.7 million of non-performing assets (representing 0.27% of total assets) as compared to $3.1 million at December 31, 1999 (representing 0.31% of total assets). At March 31, 2000 the Company had an allowance for loan losses to non-performing assets of 201.9% as compared to 165.4% at December 31, 1999. Management=s evaluation of the adequacy of its loan loss reserves, the quality and composition of the loan portfolio and economic conditions in Montana resulted in the $450,000 provision for loan losses. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets."

         Non-Interest Income - Non-interest income decreased $132,000 to $1.8 million for the quarter ended March 31, 2000 from $1.9 million for the same quarter last year. The $132,000 decrease was primarily the result of loan origination income decreasing $284,000 to $461,000 for the quarter ended March 31, 2000 from $745,000 for the same period last year due to reduced loan refinancing and related sales activity. Further declines in loan volume due to increased interest rates and seasonal fluctuations could adversely affect loan origination income.

         Non-Interest Expense - Non-interest expense decreased $765,000 to $6.1 million for the quarter ended March 31, 2000 from $6.8 million for the same period last year. The $765,000 decrease was comprised primarily of decreases in compensation and employee benefits, equipment and furnishings and other expenses of $296,000, $115,000 and $369,000 respectively.

         Income Taxes - Income tax expense increased $286,000 due to the $562,000 increase in income before income taxes and because the quarter ended March 31, 1999 included non-taxable life insurance proceeds of $138,000.

Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At March 31, 2000 and December 31, 1999 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure less estimated disposal costs.

                                                   March 31, December 31,
                                                    2000        1999
                                                  ---------   --------
Non-accruing loans:                                   (In Thousands)

Real Estate:
  One-to-four family                              $     472   $    549
  Multi-family                                            -          -
  Commercial                                            145        348
  Construction                                          245        324
Agricultural (non real estate)                        1,118      1,113
Commercial (non real estate)                             89         51
Consumer                                                241        508
                                                  ---------   --------
  Total                                               2,310      2,893
                                                  ---------   --------

Accruing loans delinquent 90 days or more:
Real Estate:
  One-to-four family                                      -         40
  Multi-family                                            -          -
  Commercial                                              -          -
  Construction                                            -          -
Agriculture (non-real estate)                             -          -
Commercial (non-real estate)                              -          -
Consumer                                                  -         20
                                                  ---------   --------
  Total                                                   0         60
                                                  ---------   --------

Foreclosed Assets:
Real Estate:
  One-to-four family                                    272         94
  Multi-family                                            -          -
  Commercial                                              -          -
  Land                                                   26         26
  Consumer                                               67         48
                                                  ---------   --------
    Total                                               365        168
                                                  ---------   --------
Total non-performing assets                       $   2,675   $  3,121
                                                  =========   ========
Total as a percentage of total assets                  0.27%      0.31%
                                                  =========   ========
Total allowance for loan losses
  to non-performing loans
  (exclusive of foreclosed)                          233.77     174.77
                                                  =========   ========
Total allowance for loan
  losses to total non-performing assets              201.87     165.36
                                                  =========   ========

Non-Performing Assets - Total non-performing assets decreased $446,000 to $2.7 million at March 31, 2000 from $3.1 million at December 31, 1999. The $446,000 decrease in non-performing assets was primarily the result of a $268,000 decrease in non-performing consumer loans and a $239,000 decrease in non-performing construction, commercial and agriculture loans. Total non-performing assets as a percentage of total assets decreased to 0.27% at March 31, 2000 as compared to 0.31% at December 31, 1999. The 0.27% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.62% at December 31, 1999, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of March 31, 2000, there were no other loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At March 31, 2000 there were no other impaired loans.

         The following table sets forth an analysis of the Bank's allowance for loan losses.
                                                 For the Three Month
                                               Periods Ended March 31,
                                            ----------------------------
                                                2000             1999
                                            ------------  --------------
                                                (Dollars In Thousands)

Balance of beginning of period              $    5,161      $     4,846
                                            ==========      ===========
Charge-Offs:
Real Estate:
         One-to-four family                        (17)               -
         Commercial                                  -                -
Other:
         Commercial                                (10)              (1)
         Consumer                                 (312)            (199)
                                            ----------      -----------
Total charge-offs                                 (339)            (200)
                                            ----------      -----------
Recoveries:
Real Estate
         One-to-four family                          -                -
         Commercial                                  -                -
Other:
         Commercial                                  5                4
         Consumer                                  123               14
                                            ----------      -----------
Total recoveries                                   128               18
                                            ----------      -----------
Net charge-offs                                   (211)            (182)
Provisions charged to operations                   450              345
                                            ----------      -----------
Balance at end of period                    $    5,400      $     5,009
                                            ==========      ===========
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                              0.03%            0.03%
                                            ==========      ===========
Ratio of net charge-offs during the
   period to average non-performing
   assets during the period                       7.28%            4.28%
                                            ==========      ===========
Ratio of allowance for loan losses
   to loans receivable, net
   before allowance                               0.87%            0.79%
                                            ==========      ===========

         Regulatory  Capital  -- At March 31,  2000 the Bank met all  applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on an unconsolidated basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of March 31, 2000.

                                                                                  Minimum to be well
                                                                Minimum to be     capitalized under
                                                           adequately capitalized      prompt
                                                          under prompt corrective corrective actions
                                                   Actual     actions provision      provision
                                               -------------- ----------------- --------------------

As of March 31, 2000:                           Amount  Ratio   Amount   Ratio    Amount     Ratio
                                               ------- ------ --------- ------- ---------- ---------
     Total capital (to risk-weighted assets)   $73,191 11.97%  $48,916   8.00%    $61,145   10.00%

     Core (Tier 1) capital (to risk-weighted
        assets)                                 69,068 11.30    24,458   4.00      36,687    6.00

     Core (Tier 1) capital (to adjusted assets) 69,068  7.06    39,113   4.00      48,891    5.00

     Tangible capital (to tangible assets)      69,068  7.06    14,667   1.50      14,667    1.50



ITEM 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in interest rate risk since December 31, 1999. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in
Item 2 and refer to the Interest Rate Risk Management discussion included in WesterFed Financial Corporation's Annual Report for the six months ended December 31, 1999.

                          PART II -- OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          Neither the registrant or its subsidiaries are part to any legal proceedings, other than routine litigation arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 2    CHANGE IN SECURITIES  --  None


ITEM 3    DEFAULTS UPON SENIOR SECURITIES  --  None


ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          On April 25, 2000 the annual meeting of the stockholders was held to elect three directors of the Company and to ratify the appointment of KPMG LLP as auditors of the Company for the fiscal year ended December 31, 2000. The voting results are listed below:

          Proposal 1 - Election of Directors     For    Votes Withheld
                                             --------- ----------------
             Robert F. Burke                 3,622,785    109,127
             Dr. Marvin P. Reynolds          3,621,109    110,804
             Ralph K. Holliday               3,503,641    228,271


                                                          For    Against Abstain
          Proposal 2 - Ratify the appointment          --------- ------- -------
             of KPMG LLP as the Company's
             auditors for fiscal year ending 12/31/00  3,709,524  6,632   15,756

ITEM 5    OTHER INFORMATION  --  None


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

             A.     Form 8-K

                    The registrant filed a current report on Form 8-K on April 11, 2000 to report a dividend declaration of $0.165 per share.

                    The registrant filed a current report on Form 8-K on April 20, 2000 to report the quarterly earnings release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                      WESTERFED FINANCIAL CORPORATION



Date     May 12, 2000                 /s/ Lyle R. Grimes
                                      -------------------------------------
                                      Lyle R. Grimes
                                      Chairman of the Board




Date     May 12, 2000                 /s/ Ralph K. Holliday
                                      -------------------------------------
                                      Ralph K. Holliday
                                      President/ Chief Executive Officer




Date     May 12, 2000                 /s/ James A. Salisbury
                                      -------------------------------------
                                      James A. Salisbury
                                      Treasurer and Chief Financial Officer
                                      (Principal Finance and Accounting Officer)