Form 10-Q
period 2000-06-30
WESTERFED FINANCIAL CORP
filed 2000-08-11
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934
               X                      For the quarter ended June 30, 2000
         --------------
                                                                 OR

                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934
         --------------

        For the transition period from _______________ to _______________

                         Commission file number 0-22772

                         WESTERFED FINANCIAL CORPORATION

             (Exact name of registrant as specified in this charter)

            DELAWARE                                   81-0487794
----------------------------------------   -------------------------------------
(State or other jurisdiction of                    (IRS Employer ID #)
incorporation or organization


 110 East Broadway, Missoula, Montana                    59802
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number,                   406-721-5254
        Including area code                -------------------------------------


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

  Class: Common Stock, Par Value $0.01 per share; Outstanding at July 31, 2000
                 4,051,724 shares (including restricted shares)

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page

ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.....- 3 -
     Consolidated Statements of Income -
         Three and Six Month Periods Ended
         June 30, 2000 and June 30, 1999  .................................- 4 -
     Consolidated Statements of Comprehensive Income
         for Three and Six Month Periods Ended
         June 30, 2000 and June 30, 1999 ..................................- 5 -
     Consolidated Statement of Stockholders' Equity
         for the Six Month Periods Ended June 30, 2000  ...................- 6 -
     Consolidated Statements of Cash Flows
         for the Six Month Period Ended
         June 30, 2000 and June 30, 1999  .................................- 7 -
     Notes to Consolidated Financial Statements
         1.   Basis of Presentation........................................- 8 -
         2.   Cash Equivalents.............................................- 8 -
         3.   Computation of Earnings per Share............................- 8 -
         4.   Dividends Declared...........................................- 8 -
         5.   A Comparison of the Amortized Cost
                  and Estimated Fair Value of Investment
                  Securities and Mortgage-backed Securities ...............- 9 -
              A Comparison of the Amortized Cost and
                  Estimated Fair Value of Investment
                  Securities by Contractual Maturities....................- 10 -

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         1.   Forward Looking Statements..................................- 11 -
         2.   Changes in Financial Condition.
                  Comparison of the Six Month Period
                  from December 31, 1999 to June 30, 2000 ................- 11 -
         3.   Comparison of Operating Results for
                  the Three Month Period Ended
                  June 30, 2000 and June 30, 1999.........................- 14 -
         4.   Comparison of Operating Results for
                  the Six Month Period Ended
                  June 30, 2000 and June 30, 1999.........................- 18 -


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......- 24 -

PART II -- OTHER INFORMATION

     Item 1   Legal Proceedings...........................................- 25 -
     Item 2   Change In Securities........................................- 25 -
     Item 3   Defaults Upon Senior Securities.............................- 25 -
     Item 4   Submission Of Matters To Vote Of Security Holders...........- 25 -
     Item 5   Other Information...........................................- 25 -
     Item 6   Exhibits And Reports On Form 8-K............................- 25 -

SIGNATURES................................................................- 26 -

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.

(Dollars in thousands, except share and per share data)

                                                           June 30, December 31,
                                                            2000        1999
                                                           --------  ----------
                              ASSETS
Cash and due from banks                                    $ 22,228  $   20,233
Interest-bearing due from banks                               1,506       5,910
                                                           --------  ----------
         Cash and cash equivalents                           23,734      26,143

Interest-bearing deposits                                       100         100
Investment securities available-for-sale                    149,119     187,488
Investment securities, at amortized cost
     (estimated market value of $80,648 at
     June 30, 2000 and $87,121 at December 31, 1999)         80,326      86,877
Stock in Federal Home Loan Bank of Seattle, at cost          12,645      15,154
Loans available-for-sale                                      4,756       4,470
Loans receivable, net                                       614,163     616,281
Interest receivable                                           6,946       7,492
Premises and equipment, net                                  25,402      27,477
Core deposit intangible                                       3,101       3,401
Goodwill                                                     14,430      14,763
Cash surrender value of life insurance policies               8,369       8,164
Other assets                                                  2,572       3,075
                                                           --------  ----------

         Total assets                                      $945,663  $1,000,885
                                                           ========  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                 $606,623  $  658,404
  Repurchase agreements                                       5,631       7,731
  Borrowed funds                                            224,501     227,078
  Advances from borrowers for taxes and insurance             3,614       3,296
  Income taxes                                                  959         597
  Accrued interest payable                                    6,792       6,476
  Accrued expenses and other liabilities                      8,949       7,778
                                                           --------  ----------
         Total liabilities                                  857,069     911,360
                                                           --------  ----------

Stockholders' Equity:
  Preferred stock, $.01 par value,
     5,000,000 shares authorized; None outstanding               --          --
  Common stock, $.01 par value, 10,000,000
     shares authorized; 4,084,842 shares
     outstanding at June 30, 2000 and
     4,351,404 outstanding at December 31, 1999                  57          56
  Paid-in capital                                            70,264      70,040
  Common stock acquired by ESOP/RRP                          (1,959)     (2,090)
  Treasury stock, at cost                                   (33,001)    (28,974)
  Accumulated other comprehensive loss                       (2,769)     (2,930)
  Retained earnings                                          56,002      53,423
                                                           --------  ----------
         Total stockholders' equity                          88,594      89,525
                                                           --------  ----------

            Total liabilities and stockholders' equity     $945,663  $1,000,885
                                                           ========  ==========
         Book value per common share outstanding           $  21.69  $    20.57
                                                           ========  ==========
         Tangible book value per common share outstanding  $  17.22  $    16.40
                                                           ========  ==========

See accompanying notes to consolidated financial statements.

Consolidated  Statements  of Income -
Three and Six Month  Period Ended June 30, 2000 and June 30, 1999.

(Dollars in thousands, except share and per share data)

                                           Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
                                          --------------------  --------------------
                                             2000       1999       2000       1999
                                          ---------  ---------  ---------  ---------
Interest Income
   Loans receivable                       $  13,009  $  13,115  $  25,825  $  26,103
   Investment securities                      4,631      4,166      9,340      8,025
   Interest-bearing deposits                     50         99         95        244
   Other                                        129         88        219        178
                                          ---------  ---------  ---------  ---------
      Total interest income                  17,819     17,468     35,479     34,550
                                          ---------  ---------  ---------  ---------
Interest expense:
   NOW and money market demand                1,029        869      2,021      1,706
   Savings                                      496        522      1,025      1,040
   Certificates of deposit                    4,988      4,768      9,953      9,753
                                          ---------  ---------  ---------  ---------
                                              6,513      6,159     12,999     12,499
   Borrowed funds and repurchase
     agreements                               3,839      3,284      7,268      6,315
                                          ---------  ---------  ---------  ---------
      Total interest expense                 10,352      9,443     20,267     18,814
                                          ---------  ---------  ---------  ---------
      Net interest income                     7,467      8,025     15,212     15,736
Provision for loan losses                       450        445        900        790
                                          ---------  ---------  ---------  ---------
      Net interest income after
          provision for loan losses           7,017      7,580     14,312     14,946
                                          ---------  ---------  ---------  ---------
Non-interest income:
   Loan origination income                      570        938      1,031      1,683
   Service fees                               1,316        989      2,523      2,079
   Net gain (loss) on sale of securities     (1,078)        64     (1,075)        89
available-for-sale
    Net gain on sale of branches              1,878          -      1,878          -
   Other                                        314        503        436        568
                                          ---------  ---------  ---------  ---------
      Total non-interest income               3,000      2,494      4,793      4,419
                                          ---------  ---------  ---------  ---------
Non-interest expenses:
   Compensation and employee benefits         3,252      3,850      6,208      7,103
   Net occupancy expense of premises            649        445      1,041        825
   Equipment and furnishings                    521        626        999      1,219
   Data processing                              399        403        857        812
   Deposit insurance premium                     32         85         67        172
   Intangibles amortization                     306        337        633        698
   Marketing and advertising                    196        125        357        244
   Other                                      1,363      1,397      2,620      3,024
                                          ---------  ---------  ---------  ---------
        Total non-interest expense            6,718      7,268     12,782     14,097
                                          ---------  ---------  ---------  ---------

        Income before income taxes            3,299      2,806      6,323      5,268

  Income taxes                                1,265      1,050      2,429      1,928
                                          =========  =========  =========  =========
     Net income                           $   2,034  $   1,756  $   3,894  $   3,340
                                          =========  =========  =========  =========
  Net income per common share:
     Basic                                $    0.52  $    0.40  $    0.98  $    0.77
                                          =========  =========  =========  =========
     Diluted                              $    0.51  $    0.39  $    0.95  $    0.74
                                          =========  =========  =========  =========

  Dividends per share                     $   0.170  $   0.200  $   0.335  $   0.345
                                          =========  =========  =========  =========
  Dividend payout ratio - basic               32.69%     50.00%     34.18%     44.81%
                                          =========  =========  =========  =========
  Average common and common
      equivalent shares outstanding:
      Basic                               3,918,807  4,337,573  3,988,945  4,323,159
                                          =========  =========  =========  =========
      Diluted                             4,024,432  4,467,867  4,099,490  4,518,077
                                          =========  =========  =========  =========

     See accompanying notes to consolidated financial statements.

Consolidated  Statements of  Comprehensive  Income -
Three and Six Month Periods Ended June 30, 2000 and June 30, 1999.


                                               Three Months      Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                               --------------  --------------
                                                 2000    1999   2000    1999
                                               ------  ------  ------  ------

Net income                                     $2,034  $1,756  $3,894  $3,340
                                               ------  ------  ------  ------
Other comprehensive income (loss):
 Unrealized gains (losses) on
 investment securities:
    Realized and unrealized holding gains
    (losses) arising during the period             96  (2,270)   (815) (2,821)
        Add:  reclassification adjustment
        for (gains) losses included in
        net income                              1,078     (64)  1,075     (89)
                                               ------  ------  ------  ------
Other comprehensive loss, before tax            1,174  (2,334)    260  (2,910)
Income tax benefit (expense) related to
 items of other comprehensive income             (446)    887     (99)  1,106
                                               ------  ------  ------  ------
Other comprehensive income (loss), after tax      728  (1,447)    161  (1,804)
                                               ======  ======  ======  ======
Comprehensive income                           $2,762  $  309  $4,055  $1,536
                                               ======  ======  ======  ======



See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the Six Month Period Ended June 30, 2000.

(Dollars in thousands, except share and per share data)

                                                       Common               Accumulated
                                                        Stock                   Other              Total
                                                       Acquired                Compre-             Stock-
                                     Common   Paid-in     by       Treasury    hensive   Retained holders'
                                      Stock   Capital  ESOP/RRP     Stock        Loss    Earnings  Equity
                                      -----   -------   -------    --------    -------    -------  -------
Balance at December 31, 1999          $  56   $70,040   $(2,090)   $(28,974)   $(2,930)   $53,423  $89,525
Net income                                -         -         -           -          -      3,894    3,894
Change in net unrealized loss on
     securities available -for-sale       -         -         -           -        161          -      161
ESOP shares committed to
     be released                          -        58       114           -          -          -      172
Amortization of award of RRP stock        -         -        17           -          -          -       17
Purchase of treasury stock,
   at cost (283,000 shares)               -         -         -      (4,027)         -          -   (4,027)
Common stock options exercised
     (16,400 shares)                      1       166         -           -          -          -      167
Cash dividends declared
     ($0.34 per share)                    -         -         -           -          -     (1,315)  (1,315)
                                      -----   -------   -------    --------    -------    -------  -------
Balance at June 30, 2000              $  57   $70,264   $(1,959)   $(33,001)   $(2,769)   $56,002  $88,594
                                      =====   =======   =======    ========    =======    =======  =======

See accompanying notes to consolidated financial statements.

Consolidated  Statements  of Cash Flows for the
Six Month  Period Ended June 30,  2000 and June 30, 1999.

(Dollars in thousands)
                                                         Six Months Ended
                                                              June 30,
                                                        ---------------------
                                                          2000         1999
                                                        --------    ---------
Net cash provided by operating activities               $ 20,285    $  22,356
                                                        --------    ---------
Cash flows from investing activities:
 Purchases of:
   Investment securities available-for-sale              (18,558)    (133,157)
 Proceeds from maturities of:
   Investment securities                                      90        3,000
   Investment securities available-for-sale                    -       34,455
 Proceeds from sales of:
   Investment securities                                   3,000            -
   Investment securities available-for-sale               49,160       21,962
 Principal payments from:
   Investment securities                                   3,567        8,430
   Investment securities available-for-sale                6,942        6,118
 Redemption of FHLB stock                                  3,000            -
 Net change in loans receivable                          (10,994)       2,611
 Net change in interest-bearing deposits                       -         (100)
 Purchases of premises and equipment                        (899)        (197)
 Proceeds from sale of premises and equipment              1,018          600
 Proceeds from sale of real estate owned                     266          204
 Disposition of branches, net of cash
     and cash equivalents of $1,605                      (35,983)           -
                                                        --------    ---------
Net cash provided (used) by investing activities             609      (56,074)
                                                        --------    ---------
Cash flows from financing activities:
 Net change in deposits excluding
     interest credited                                   (13,775)     (18,179)
 Net change in repurchase agreements                      (2,100)        (509)
 Proceeds from borrowings                                732,762      220,560
 Payments on borrowings                                 (735,360)    (177,961)
 Net change in advances from borrowers for
     taxes and insurance                                     345           94
 Proceeds from exercise of options                           167          302
 Payments to acquire treasury stock                       (4,027)         (54)
 Dividends paid to stockholders                           (1,315)      (1,223)
                                                        --------    ---------
Net cash provided (used) by financing activities         (23,303)      23,030
                                                        --------    ---------

Net decrease in cash and cash equivalents                 (2,409)     (10,688)

Cash and cash equivalents at beginning of period          26,143       39,634
                                                        --------    ---------
Cash and cash equivalents at end of period              $ 23,734    $  28,946
                                                        ========    =========
Supplemental disclosure  of cash flow  information:
 Payments during the period for:
   Interest                                             $  7,272    $   6,137
   Income taxes, net                                       2,145        1,608
                                                        ========    =========

See accompanying notes to consolidated financial statements

Noncash investing and financing activities - In conjunction with the sale of branches during the six months ended June 30, 2000, the Company disposed of assets with a book value of $13.4 million and liabilities with a book value of $51.3 million. The Company transferred loans of $298 and $265 to other real estate owned during the six-month periods ended June 30, 2000 and 1999, respectively. On June 24, 1999, the Company declared a dividend of approximately $908 which is recorded in accrued expenses and other liabilities at June 30, 1999. On June 20, 2000, the Company declared a dividend of approximately $694 which is recorded in accrued expenses and other liabilities at June 30, 2000.

                WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION
              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000. For additional Company information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") audited annual report for the six months ended December 31, 1999.

2.       CASH EQUIVALENTS
              For purposes of the Consolidated Statements of Cash Flows, the Company considers all cash, daily interest demand deposits, non-interest bearing deposits with banks, and interest bearing deposits having original maturities of three months or less to be cash equivalents.

3.       COMPUTATION OF EARNINGS PER SHARE
              Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period less unvested RRP and unallocated ESOP shares. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares used to compute basic earnings per share plus the incremental amount of potential common stock determined by the treasury stock method.

         The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except share and per share data)

                                                         For the Three         For the Six
                                                          Month Period         Month Period
                                                         Ended June 30,       Ended June 30,
                                                     --------------------  --------------------
                                                       2000        1999       2000       1999
                                                     ---------  ---------  ---------  ---------
Numbers of shares on which
  basic earnings per share is calculated:            3,918,807  4,337,573  3,988,945  4,323,159
  Average outstanding shares during the period
  Add: Incremental shares under stock option plans     105,625    130,294    110,545    194,064
       Incremental shares related to RRP's                   -          -          -        854
                                                     =========  =========  =========  =========
Number of shares on which diluted earnings
     per share is calculated                         4,024,432  4,467,867  4,099,490  4,518,077
                                                     =========  =========  =========  =========
Net income applicable to common stockholders         $   2,034  $   1,756  $   3,894  $   3,340
                                                     =========  =========  =========  =========
Basic earnings per share                             $    0.52  $    0.40  $    0.98  $    0.77
                                                     =========  =========  =========  =========
Diluted earnings per share                           $    0.51  $    0.39  $    0.95  $    0.74
                                                     =========  =========  =========  =========

              Stock options to purchase 180,669 and 72,169 shares as of June 30, 2000 and June 30, 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options= exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4.       DIVIDENDS DECLARED
              On June 20, 2000 the Board of Directors of the Company declared a quarterly cash dividend of $0.17 per share to stockholders of record on July 6, 2000, payable on July 20, 2000.

5. A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:

                                                            HELD-TO-MATURITY
                                                         (Dollars in Thousands)
                               --------------------------------------------------------------------------
                                          June 30, 2000                       December 31, 1999
                               ------------------------------------ -------------------------------------
                                Amor- Gross Un- Gross Un- Estimated Amor-   Gross Un- Gross Un- Estimated
                                 tized realized realized   Fair     tized   realized realized   Fair
                                 Cost    Gains   Losses    Value     Cost    Gains     Losses   Value
                               -------  ------   -----    -------  -------   -------  ------   ----------
Corporate obligations          $ 3,997  $    -   $ (10)   $ 3,987  $ 9,641   $     7  $  (19)  $ 9,629

Other investments                2,128     321      (5)     2,444    2,214         1       -     2,215
                               -------  ------   -----    -------  -------   -------  ------   -------

  Total investment securities    6,125     321     (15)     6,431   11,855         8     (19)   11,844

Mortgage-backed securities      74,201     806    (790)    74,217   75,022       737    (482)   75,277
                               -------  ------   -----    -------  -------   -------  ------   -------
                               $80,326  $1,127   $(805)   $80,648  $86,877   $   745  $ (501)  $87,121
                               =======  ======   =====    =======  =======   =======  ======   =======


                                                           AVAILABLE-FOR-SALE
                                                         (Dollars in Thousands)
                              ---------------------------------------------------------------------------
                                          June 30, 2000                       December 31, 1999
                              ------------------------------------- -------------------------------------
                                Amor- Gross Un- Gross Un- Estimated Amor-   Gross Un- Gross Un- Estimated
                                 tized realized realized   Fair     tized   realized realized   Fair
                                 Cost    Gains   Losses    Value     Cost    Gains     Losses   Value
                              --------  ------   -----    -------  -------   -------  ------   ----------
Federal Agency obligations     $39,728  $    -   $(1,248) $ 38,480 $ 87,331  $     - $(2,164)   $ 85,167

Corporate obligations           18,692       -      (430)   18,262   18,432        6    (378)     18,060

Other investments                3,747      70         -     3,817    2,893       92       -       2,985
                              --------  ------   -------  --------  -------- ------- -------    --------

  Total investment securities   62,167      70   (1,678)    60,559   108,656      98  (2,542)    106,212

Mortgage-backed securities      91,424      27   (2,891)    88,560    83,563     228  (2,515)     81,276
                              --------  ------  -------   --------  -------- ------- -------    --------
                              $153,591  $   97  $(4,569)  $149,119  $192,219 $   326 $(5,057)   $187,488
                              ========  ======  =======   ========  ======== ======= =======    ========

A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT JUNE 30, 2000 IS AS FOLLOWS:


                                HELD-TO-MATURITY
                             (Dollars in Thousands)


                                                     June 30, 2000
                                                  -----------------
                                                 Amortized Estimated
                                                    Cost   Fair Value
                                                  -------  -------
Due in one year or less                           $   997  $   992
Due after one year through 5 years                  3,240    3,258
Due after 5 years through 10 years                    331      408
Due after 10 years                                  1,557    1,773
                                                  -------  -------
                                                  $ 6,125  $ 6,431
                                                  -------  -------







                               AVAILABLE-FOR-SALE
                             (Dollars in Thousands)

                                                     June 30, 2000
                                                  -----------------
                                                 Amortized Estimated
                                                    Cost   Fair Value
                                                  -------  -------
Due in one year or less                           $ 8,560  $ 8,500
Due after one year through 5 years                 46,516   45,050
Due after 5 years through 10 years                    149      149
Due after 10 years                                  6,849    6,701
Other                                             $    93  $   159
                                                  -------  -------
                                                  $62,167  $60,559
                                                  -------  -------

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

2. CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTH PERIOD FROM DECEMBER 31, 1999 TO JUNE 30, 2000.

              General - Total assets decreased $55.3 million to $945.7 million at June 30, 2000 from $1.001 billion at December 31, 1999. The decrease in assets was primarily the result of decreases in loans receivable and loans available-for-sale of $1.9 million, and decreases in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $51.6 million. Total deposits decreased $51.8 million while repurchase agreements and borrowed funds decreased $4.7 million and stockholders' equity decreased $931,000. In May 2000, the Bank completed the sale of six branches in eastern Montana that resulted in the sale of $50.5 million of deposits and $12.2 million of loans with a resulting net gain on sale of branches of $1.9 million.

              Loans Receivable and Loans Available-for-Sale - Loans receivable and loans available-for-sale decreased $1.9 million to $618.9 million at June 30, 2000 from $620.8 million at December 31, 1999. The $1.9 million decrease in loans was primarily comprised of decreases in residential loans of $5.0 million and consumer dealer finance loans of $14.2 million, while other consumer related loans increased $5.5 million and commercial and agriculture loans increased $12.4 million. The decrease in loans receivable was primarily the result of principal repayments of $118.0 million and the sale of loans available-for-sale of $23.2 million, partially offset by loan originations of $139.8 million. Because of the interest rate risk incurred with long term lending associated with fixed-rate one-to four family loans (usually thirty year), the Bank currently sells a substantial portion of the thirty year loans and reinvests the proceeds in stock repurchases, debt reduction and other types of loans and investments.

              Investment Securities, FHLB Stock and Other Interest Earning Assets - Investment securities, FHLB stock and other interest earning assets decreased $51.6 million to $252.1 million at June 30, 2000 from $303.7 million at December 31, 1999. The $51.6 million decrease was primarily the result of the sale of $47.6 million of investment securities available-for-sale. Proceeds from investment sales were used to pay down FHLB advances that funded the sale of Bank branches during the quarter ended June 30, 2000.

              Goodwill and Core Deposit Intangible - Goodwill is being amortized over 25 years, or approximately $666,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $299,700 for the six months ending June 30, 2000.

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

              Interest Rate Caps - Interest rate caps entitle the Bank to receive various interest payments in exchange for payment of a premium, provided the three-month LIBOR exceeds an agreed upon interest rate. Transaction fees paid in connection with interest rate cap agreements are amortized to interest expense as an adjustment of the interest cost of liabilities. Because the Bank receives various interest payments if the three-month LIBOR exceeds the agreed upon interest rate, the Bank is generally at risk to the extent of the unamortized premium paid if the six-month LIBOR does not exceed the agreed upon interest rate. At June 30, 2000, the amount of the unamortized premiums paid related to the interest rate cap transactions was $1,900. Interest rate cap agreements are used to manage interest rate risk by synthetically extending the life of interest-bearing liabilities.

         The following summarizes interest rate cap agreements outstanding at June 30, 2000:

        Notional principal             Agreement
              Amount                  Termination             Cap Rate
     ------------------------    ---------------------     ----------------
              $5,000                   July, 2000               6.0%


              The counter party to the interest rate cap agreement is Merrill Lynch. The agreement is not collateralized.

              Interest Rate Swaps - At June 30, 2000 the Bank did not have any interest rate swap agreements in place.

              At June 30, 2000 the Bank had no structured notes.

              Deposits - Deposits decreased $51.8 million to $606.6 million at June 30, 2000 from $658.4 million at December 31, 1999, primarily as a result of the sale of $50.5 million of deposits related to the sale of six branches.

              Borrowed Funds and Repurchase Agreements - Borrowed funds and repurchase agreements decreased $4.7 million to $230.1 million at June 30, 2000 from $234.8 million at December 31, 1999. There were new borrowings of $732.8 million with maturities of less than one year. The increase in new borrowings was offset by principal repayments and maturities of $737.5 million. The majority of the borrowing activity has been for periods of less than sixty days to enable the Bank to borrow at the lowest cost possible to fund loan demand.

              Stockholders'  Equity - Stockholders' equity decreased $931,000 to
         $88.6 million at June 30, 2000 from $89.5 million at December 31, 1999. This decrease was due to the repurchase of 283,000 shares of common stock at an average price of $14.23 per share for a total of $4.0 million. This decrease was partially offset by increases in equity resulting from net income for the six month period of $3.9 million, $189,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, and the issuance of 16,400 new common shares with a recorded value of $167,000 related to exercised stock options. Stockholders- equity was also reduced $1.3 million for dividends declared during the six month period. Stockholders' equity increased $161,000 related to the change in unrealized losses associated with assets classified as available-for-sale being adjusted to market value in accordance with Statement of Financial Accounting Standards No. 115.

3. COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 AND JUNE 30, 1999.

                              RESULTS OF OPERATIONS

                                                                  Three Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                2000               1999
                                                               Amount   Change    Amount
                                                              --------  ------   -------
                                                                      (In Thousands)

Total interest income                                         $ 17,819  $  351   $17,468
Total interest expense                                         (10,352)   (909)   (9,443)
                                                              --------  ------   -------

         Net interest income                                     7,467    (558)    8,025
Provision for loan losses                                         (450)     (5)     (445)
                                                              --------  ------   -------
         Net interest income after provision for loan losses     7,017    (563)    7,580
                                                              --------  ------   -------

Fees and service charges                                         1,886     (41)    1,927
Net gain (loss) on sale of securities available-for-sale        (1,078) (1,142)       64
Other non-interest income                                        2,192   1,689       503
                                                              --------  ------   -------
         Total non-interest                                      3,000     506     2,494
                                                              --------  ------   -------

Income before non-interest expense                              10,017     (57)   10,074
Total non-interest expense                                      (6,718)    550    (7,268)
                                                              --------  ------   -------

         Income before income taxes                              3,299     493     2,806
Income taxes                                                    (1,265)   (215)   (1,050)
                                                              --------  ------   -------

         Net income                                           $  2,034  $  278   $ 1,756
                                                              ========  ======   =======

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



                                                             Three Month Period Ended
                                             ----------------------------------------------------------
                                                      June 30, 2000                June 30, 1999
                                             ----------------------------  ----------------------------
                                               Average   Interest            Average   Interest
                                             Outstanding Earned/   Yield/  Outstanding Earned/   Yield/
                                             Balance (1)  Paid      Rate   Balance (1)  Paid      Rate
                                             ---------- ---------  ------  ---------- ---------  ------
INTEREST EARNING ASSETS:
  Loans receivable (2) (3)                   $625,541   $ 13,009    8.32%  $639,762    $13,115   8.20%
  Investment securities                       275,678      4,631    6.72%   271,150      4,166   6.15%
  Other interest-earning assets (4)             3,327         50    6.01%     9,127         99   4.34%
  Cash surrender value of life insurance        8,313        129    6.21%     6,889         88   5.11%
                                             --------   --------    ----   -------     -------   ----

Total Interest-Earning Assets                $912,859   $ 17,819    7.81%  $926,928    $17,468   7.54%
                                             ========   ========    ====   =======     =======   ====

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                   $348,401   $  4,988    5.73%  $368,717    $ 4,768   5.17%
  Savings accounts                             79,345        496    2.50%    89,443        522   2.33%
  Demand and NOW accounts                     117,271        196    0.67%   114,254        195   0.68%
  Money market accounts                        79,566        833    4.19%    71,049        674   3.79%
                                             --------   --------    ----   -------     -------   ----

  Total deposits                              624,583      6,513    4.17%   643,463      6,159   3.83%
  Borrowed funds                              246,560      3,839    6.23%   242,646      3,284   5.41%
                                             --------   --------    ----   -------     -------   ----

  Total interest-bearing liabilities         $871,143   $ 10,352    4.75%  $886,109    $ 9,443   4.26%
                                             ========   ========    ====   =======     =======   ====

Net interest income                                     $  7,467                       $ 8,025
                                                        ========                       =======

Net interest rate spread                                            3.06%                        3.28%
                                                                    ====                         ====

Net interest-earning assets                  $ 41,716                      $ 40,819
                                             ========                      ========

Net interest margin (5)                                             3.27%                        3.46%
                                                                    ====                         ====

Average interest-earning assets to average
  interest-bearing liabilities
                                                        104.79%                        104.61%
                                                        ======                         ======


(1)   Based on average monthly balances
(2) Calculated net of deferred loan fees, loan discounts and loans in process
(3)   Includes loans held for sale
(4)   Includes primarily short-term liquid assets
(5)   Net interest income divided by average interest earning assets

         General - Net income increased $278,000, or 15.8%, to $2.0 million for the quarter ended June 30, 2000 as compared to $1.8 million for the same period last year. Net interest income before provision for loan losses decreased $558,000 and the provision for loan losses increased $5,000. Non-interest income increased $506,000 and non-interest expense decreased $550,000. Income tax expense increased $215,000. There was approximately an $800,000 net increase to non-interest income related to $1.9 million gain on the sale of branches and $1.1 million in losses on the sale of investment securities available-for-sale, both non-recurring, during the quarter ended June 30, 2000. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.27% during the quarter ended June 30, 2000 from 3.46% during the same period last year. The interest rate spread decreased to 3.06% at June 30, 2000 as compared to 3.28% at June 30, 1999.

         Interest Income - Interest income increased $351,000 to $17.8 million for the three month period ended June 30, 2000 from $17.5 million for the same period last year. The increase was the result of an increase in the average yield on average interest earning assets to 7.81% during the quarter ended June 30, 2000 from 7.54% during the same period last year, partially offset by a decrease in the average balance of interest earning assets of $14.0 million to $912.9 million during the three month ended June 30, 2000 from $926.9 million during the same period last year.

         Interest earned on loans receivable decreased $106,000 due primarily to a $14.3 million decrease in the average balance of loans receivable to $625.5 million during the three month period ended June 30, 2000 from $639.8 million for the same period last year. The average yield on loans receivable increased to 8.32% during the three month period ended June 30, 2000 from 8.20% during the same period last year.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $457,000. The average balance of these securities increased $152,000 to $287.3 million during the three month ended June 30, 2000 from $287.2 million during the same period last year. The average yield increased to 6.70% during the quarter ended June 30, 2000 from 6.06% during the same period last year.

         Interest Expense - Total interest expense increased $909,000 to $10.4 million for the three month period ended June 30, 2000 from $9.4 million for the same period last year. Interest expense on deposits increased $354,000 due to an increase in interest rates paid on deposits during the quarter ended June 30, 2000 as compared to the same period last year. The average balance of deposits decreased $18.9 million to $624.6 million during the three month period ended June 30, 2000 from $643.5 million during the same period last year. The average rate paid increased to 4.17% during the three month ended June 30, 2000 from 3.83% during the same period last year. Interest expense on borrowed funds increased $555,000 due to an increase in the average rate paid on borrowed funds to 6.23% during the quarter ended June 30, 2000 from 5.41% during the same period last year. The average balance of borrowed funds increased $4.0 million to $246.6 million for the three month period ended June 30, 2000 from $242.6 million during the same period last year.

         Provisions for Loan Losses - The provision for loan losses increased $5,000 to $450,000 for the three month period ended June 30, 2000 as compared to a $445,000 provision for the same period last year. The increased provision for loan losses is primarily related to charge-offs in consumer loans and management's goal to change the composition of the loan portfolio by reducing the amount of fixed-rate long term residential loans held in portfolio while attempting to increase the amount of consumer and commercial loans held in portfolio, which have inherently greater credit risk than residential loans.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At June 30, 2000 the Company had $2.9 million of non-performing assets (representing 0.31% of total assets) as compared to $3.1 million at December 31, 1999 (representing 0.31% of total  assets) and $2.7  million at March 31, 2000  (representing  0.27% of total assets). At June 30, 2000 the Company had an allowance for loan losses to non-performing assets of 196.9% as compared to 165.4% at December 31, 1999 and 201.9% at March 31, 2000. Management-s evaluation of the adequacy of its loan loss reserves, the quality and composition of the loan portfolio and economic conditions in Montana resulted in the $450,000 provision for loan losses for the quarter. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. For additional information, see "Non-Performing Assets."

         Total non-interest income increased $506,000 to $3.0 million during the quarter ended June 30, 2000 from $2.5 million during the same period last year. There was approximately an $800,000 net increase to non-interest income related to $1.9 million gain on the sale of branches and $1.1 million in losses on the sale of investment securities available-for-sale, both non-recurring, during the quarter ended June 30, 2000. Non-interest income for the quarter ended June 30, 1999 included $314,000 from the sale of the Bank's credit card program, life insurance proceeds and the sale of a building, reduced by the write down of purchased servicing values. Loan origination income decreased $368,000 while service fees increased $327,000 for the quarter ended June 30, 2000 as compared to the same period last year. The decrease in loan origination income was the result of continued interest rate increases during the current year as compared to a mostly declining, or stable interest rate environment during the same period last year. The increase in interest rates resulted in lower volumes of refinance activity on residential loans during the quarter ended June 30, 2000 as compared to the same period last year.

         Non-interest expenses decreased $550,000, or 7.6%, to $6.7 million for the quarter ended June 30, 2000, down from $7.3 million for the same period last year. Included in non-interest expense for the quarter ended June 30, 2000 were $687,000 of additional expenses of which $250,000 were related to compensation and employee benefits, $269,000 related to net occupancy expense of premises, $58,000 related to equipment and furnishings,, and $110,000 of other expenses. Included in non-interest expense for the quarter ended June 30, 1999 was $575,000 related to payment of retirement incentives and other non-recurring expenses.

         Income Taxes - Income tax expense increased $215,000 due to the $493,000 increase in income before income taxes.

4. COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND JUNE 30, 1999.

                              RESULTS OF OPERATIONS

                                                                     Six Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                2000               1999
                                                               Amount   Change    Amount
                                                              --------  ------   -------
                                                                      (In Thousands)


Total interest income                                         $ 35,479  $   929  $ 34,550
Total interest expense                                         (20,267)  (1,453)  (18,814)
                                                              --------  -------  --------

         Net interest income                                    15,212     (524)   15,736
Provision for loan losses                                         (900)    (110)     (790)
                                                              --------  -------  --------
         Net interest income after provision for loan losses    14,312     (634)   14,946
                                                              --------  -------  --------

Fees and service charges                                         3,554     (208)    3,762
Net gain (loss) on sale of securities available-for-sale        (1,075)  (1,164)       89
Other non-interest income                                        2,314    1,746       568
                                                              --------  -------  --------
         Total non-interest                                      4,793      374     4,419
                                                              --------  -------  --------

Income before non-interest expense                              19,105     (260)   19,365
Total non-interest expense                                     (12,782)   1,315   (14,097)
                                                              --------  -------  --------


         Income before income taxes                              6,323    1,055     5,268
Income taxes                                                    (2,429)    (501)   (1,928)
                                                              --------  -------  --------

         Net income                                           $  3,894  $   554  $  3,340
                                                              ========  =======  ========

                                     - 18 -

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



                                                             Six  Month Period Ended
                                             ----------------------------------------------------------
                                                      June 30, 2000                June 30, 1999
                                             ----------------------------  ----------------------------
                                               Average   Interest            Average   Interest
                                             Outstanding Earned/   Yield/  Outstanding Earned/   Yield/
                                             Balance (1)  Paid      Rate   Balance (1)  Paid      Rate
                                             ---------- ---------  ------  ---------- ---------  ------
INTEREST EARNING ASSETS:
  Loans receivable (2) (3)                   $624,107   $ 25,825    8.28%   $636,754    $26,103   8.20%
  Investment securities                       284,286      9,340    6.57%    265,043      8,025   6.06%
  Other interest-earning assets (4)             3,001         95    6.33%     10,264        244   4.75%
  Cash surrender value of life insurance        8,266        219    5.30%      6,896        178   5.16%
                                             --------   --------    ----    --------    -------   ----

Total interest-earning assets                $919,660   $ 35,479    7.72%   $918,957    $34,550   7.52%
                                             ========   ========    ====    ========    =======   ====

INTEREST-BEARING LIABILITIES:
  Certificates of deposits                   $360,162   $  9,953    5.53%   $371,060    $ 9,753   5.26%
  Savings accounts                             82,467      1,025    2.49%     89,993      1,040   2.31%
  Demand and NOW accounts                     116,944        392    0.67%    112,612        385   0.68%
  Money market accounts                        79,016      1,629    4.12%     69,749      1,321   3.79%
                                             --------   --------    ----    --------    -------   ----

  Total deposits                              638,589     12,999    4.07%    643,414     12,499   3.89%
  Borrowed funds                              239,675      7,268    6.06%    232,155      6,315   5.44%
                                             --------   --------    ----    --------    -------   ----

  Total interest-bearing liabilities         $878,264   $ 20,267    4.62%   $875,569    $18,814   4.30%
                                             --------   --------    ----    --------    -------   ----

Net interest income                                     $ 15,212                        $15,736
                                                        ========                        =======

Net interest rate spread                                            3.10%                         3.22%
                                                                    ====                          ====

Net interest-earning assets                  $ 41,396                       $ 43,388
                                             ========                       ========

Net interest margin (5)                                             3.31%                         3.42%
                                                                    ====                          ====

Average interest-earning assets to average
  interest-bearing liabilities                           104.71%                        104.96%
                                                         ======                         ======


(1) Based on average monthly balances
(2) Calculated net of deferred loan fees, loan discounts and loans in process
(3) Includes loans held for sale
(4) Includes primarily short-term liquid assets
(5) Net interest income divided by average interest earning assets

         General - Net income increased $554,000, or 16.6%, to $3.9 million for the six month period ended June 30, 2000 as compared to $3.3 million for the same period last year. Net interest income before provision for loan losses decreased $524,000 and the provision for loan losses increased $110,000. Non-interest income increased $374,000 and non-interest expense decreased $1.3 million. Income tax expense increased $501,000. There was approximately an $800,000 net increase to non-interest income related to $1.9 million gain on the sale of branches and $1.1 million in losses on the sale of investment securities available-for-sale, both non-recurring, during the six month period ended June 30, 2000. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.31% during the six month period ended June 30, 2000 from 3.42% during the same period last year. The interest rate spread decreased to 3.10% at June 30, 2000 as compared to 3.22% at June 30, 1999.

         Interest Income - Interest income increased $929,000 to $35.5 million for the six month period ended June 30, 2000 from $34.6 million for the same period last year. The increase was the result of an increase in the average yield on average interest earning assets to 7.72% during the six month period ended June 30, 2000 from 7.52% during the same period last year, as well as an increase in the average balance of interest earning assets of $703,000 to $919.7 million during the six month period ended June 30, 2000 from $919.0 million during the same period last year.

         Interest earned on loans receivable decreased $278,000 due primarily to a $12.7 million decrease in the average balance of loans receivable to $624.1 million during the six month period ended June 30, 2000 from $636.8 million for the same period last year. The average yield on loans receivable increased to 8.28% during the six month period ended June 30, 2000 from 8.20% during the same period last year.

         Interest earned on investment securities, FHLB stock and other interest earning assets increased $1.2 million primarily due to an increase in the average balance of these securities of $13.4 million to $295.6 million during the six month period ended June 30, 2000 from $282.2 million during the same period last year. The average yield increased to 6.53% during the six month period ended June 30, 2000 from 5.99% during the same period last year.

         Interest Expense - Total interest expense increased $1.5 million to $20.3 million for the six month period ended June 30, 2000 from $18.8 million for the same period last year. Interest expense on deposits increased $500,000 due to an increase in interest rates paid on deposits during the six month period ended June 30, 2000 as compared to the same period last year. The average balance of deposits decreased $4.8 million to $638.6 million during the six month period ended June 30, 2000 from $643.4 million during the same period last year. The average rate paid increased to 4.07% during the six month ended June 30, 2000 from 3.89% during the same period last year. Interest expense on borrowed funds increased $953,000 due to an increase in the average rate paid on borrowed funds to 6.06% during the six month period ended June 30, 2000 from 5.44% during the same period last year. The average balance of borrowed funds increased $7.5 million to $239.7 million for the six month period ended June 30, 2000 from $232.2 million during the same period last year.

         Provisions for Loan Losses - The provision for loan losses increased $110,000 to $900,000 for the six month period ended June 30, 2000 as compared to a $790,000 provision for the same period last year.

              Non-interest income increased $374,000 to $4.8 million during the six-month period ended June 30, 2000 from $4.4 million during the same period last year. The $374,000 increase resulted primarily from the non-recurring $800,000 net gain on sale of branches and net loss on sale of investment securities and a $444,000 increase in service fees, partially offset by a $652,000 decrease in loan origination income. The increasing interest rate environment that existed during the six month period ended June 30, 2000 as compared to the lower interest rate environment during the same period last year resulted in reduced loan refinance activity. Loans sold decreased to $23.2 million during the six-month period ended June 30, 2000 as compared to $38.5 million during the same period last year. Seasonal fluctuations in loan volume and a decline in loan volume due to increased interest rates could continue to adversely affect origination fees and gains on sale of loans available-for-sale.

               Non-interest expense decreased $1.3 million, or 9.2%, to $12.8 million during the six month period ended June 30, 2000 from $14.1 million during the same period last year. Compensation and employee benefits decreased $895,000 and other operating expenses decreased $404,000. Compensation and employee benefits for the six month period ended June 30, 1999 included $575,000 related to payment of early retirement incentives and other compensation not incurred during the six month period ended June 30, 2000.

         Income Taxes - Income tax expense increased $501,000 due to the $1.1 million increase in income before income taxes and non-taxable life insurance proceeds of $138,000 included in the six-months ended June 30, 1999.

Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At June 30, 2000 and December 31, 1999 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure less estimated disposal costs.

                                       June 30,  December 31,
                                        2000        1999
                                      ------      ------
                                        (In Thousands)
Non-accruing loans:
Real Estate:
  One-to-four family                  $  549      $  549
  Multi-family                             -           -
  Commercial                             145         348
  Construction                           178         324
Agricultural (non real estate)         1,128       1,113
Commercial (non real estate)              41          51
Consumer                                 556         508
                                      ------      ------
   Total                               2,597       2,893
                                      ------      ------

Accruing loans delinquent
   90 days or more:
Real Estate:
   One-to-four family                      -          40
   Multi-family                            -           -
   Commercial                              -           -
   Construction                            -           -
Agriculture (non-real estate)              -           -
Commercial (non-real estate)               -           -
Consumer                                  17          20
                                      ------      ------
   Total                                  17          60
                                      ------      ------
Foreclosed Assets:
Real Estate:
   One-to-four family                    202          94
   Multi-family                            -           -
   Commercial                              -           -
   Land                                    -          26
Consumer                                 120          48
                                      ------      ------
   Total                                 322         168
                                      ------      ------
Total non-performing assets           $2,936      $3,121
                                      ======      ======
Total as a percentage of total assets   0.31%       0.31%
                                      ======      ======
Total allowance for loan losses
   to non-performing loans
  (exclusive of foreclosed assets)    221.12%     174.77%
                                      ======      ======
Total allowance for loan losses
   to total non-performing assets     196.87%     165.36%
                                      ======      ======


Non-Performing Assets - Total non-performing assets decreased $185,000 to $2.9 million at June 30, 2000 from $3.1 million at December 31, 1999. The $185,000 decrease in non-performing assets was primarily the result of a $370,000 decrease in non-performing construction, commercial and agriculture loans. Total non-performing assets as a percentage of total assets remained stable to 0.31% at June 30, 2000 as compared to 0.31% at December 31, 1999. The 0.31% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.61% at March 31, 2000, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of June 30, 2000, there were no other loans identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         At June 30, 2000 there were no other impaired loans.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                           For the Three Month For the Six Month
                                                               Period Ended       Period Ended
                                                                 June 30,           June 30,
                                                             ---------------   -----------------
                                                              2000     1999      2000      1999
                                                             ------   ------   -------   -------
Balance of beginning of period                               $5,400   $5,009   $ 5,161   $ 4,846
                                                             ======   ======   =======   =======
Charge-Offs:
Real Estate:
         One-to-four family                                       -     (47)      (17)      (47)
         Commercial                                               -        -         -         -
Other:
         Commercial                                               -        -      (10)       (1)
         Consumer                                              (152)    (365)     (464)     (564)
                                                             ------   ------   -------   -------
Total charge-offs                                              (152)    (412)     (491)     (612)
                                                             ------   ------   -------   -------
Recoveries:
Real Estate
         One-to-four family                                       -        -         -         -
         Commercial                                               -        -         -         -
Other:
         Commercial                                               3        2         8         6
         Consumer                                                79       36       202        50
                                                             ------   ------   -------   -------
Total recoveries                                                 82       38       210        56
                                                             ------   ------   -------   -------
Net charge-offs                                                 (70)    (374)     (281)     (556)
Provisions charged to operations                                450      445       900       790
                                                             ------   ------   -------   -------
Balance at end of period                                     $5,780   $5,080   $ 5,780   $ 5,080
                                                             ======   ======   =======   =======

Ratio of net charge-offs during the period to average
   loans outstanding during the period                        0.01%    0.06%     0.05%     0.09%
                                                             ======   ======   =======   =======

Ratio of net charge-offs during the period to average
   non-performing assets during the period                    2.50%    9.21%    10.02%    13.68%
                                                             ======   ======   =======   =======

Ratio of allowance for loan losses to loans receivable, net
   before allowance                                           0.93%    0.80%     0.93%     0.80%
                                                             ======   ======   =======   =======

         Regulatory Capital -- At June 30, 2000 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on a bank only basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of June 30, 2000.

                                                                               Minimum to be well
                                                             Minimum to be      capitalized under
                                                        adequately capitalized       prompt
                                                       under prompt corrective  corrective actions
                                         Actual          actions provision          provision
                                   ------------------    ------------------   -------------------
As of June 30, 2000:                Amount     Ratio      Amount     Ratio     Amount     Ratio
                                   -------   --------    --------   -------   --------  ---------
Total capital (to risk-weighted
      assets)                      $75,310    12.44%     $48,421     8.00%    $60,527   10.00%

Core (Tier 1) capital (to
  risk-weighted assets)             70,705    11.68       24,211     4.00      36,316    6.00


Core (Tier 1) capital
   (to adjusted assets)             70,705     7.63       37,069     4.00      46,337    5.00

Tangible capital (to tangible
   assets)                          70,705     7.63       13,901     1.50      13,901    1.50
                                   =======     ====      =======     ====     =======    ====


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

  The Office of Thrift Supervision ("OTS") has established guidelines for determining the level of interest rate risk for an OTS regulated institution and has developed an interagency uniform ratings system establishing several levels of interest rate risk: "minimal", "moderate", "significant," "high" and "imminent threat." Based on a 200 basis point increase in interest rates the Bank's post-shock 6.54% NPV ratio, representing a 189 basis point change from 8.43% pre-shock NPV ratio, indicates a risk rating of "minimal" for the Bank at March 31, 2000, which is the latest available information as reported by the OTS.

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


ITEM 2   CHANGE IN SECURITIES -   None


ITEM 3   DEFAULTS UPON SENIOR SECURITIES -    None


ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None


ITEM 5   OTHER INFORMATION -  None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

              A.  Form 8-K

               The registrant filed a current report on Form 8-K on August 8, 2000 to report a dividend declaration of $0.17 per share.

               The registrant filed a current report on Form 8-K on August 8, 2000 to report the quarterly earnings release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                         WESTERFED FINANCIAL CORPORATION



Date: August 14, 2000              /s/ Lyle R. Grimes
     --------------------         -------------------------------------
                                  Lyle R. Grimes
                                  Chairman of the Board




Date: August 14, 2000              /s/ Ralph K. Holliday
     --------------------         -------------------------------------
                                  Ralph K. Holliday
                                  President/ Chief Executive Officer




Date: August 14, 2000              /s/ James A. Salisbury
     --------------------         -------------------------------------
                                  James A. Salisbury
                                  Treasurer and Chief Financial Officer
                                  (Principal Finance and Accounting Officer)