Form 10-Q
period 2000-09-30
WESTERFED FINANCIAL CORP
filed 2000-11-06
CIK 912428

UNITED STATES SECURITY AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number	0-22772

WESTERFED FINANCIAL CORPORATION
(Exact name of registrant as specified in this charter)

Delaware	81-0487794
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID #)

110 East Broadway, Missoula, Montana	59802
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code            (406) 721-5254

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days.
Yes	[ X ]	NO	[ ]

The number of shares outstanding of each of the Issuer's
Classes of Common Stock, as of the latest date is:

Class: Common Stock, Par Value $0.01 per share;      Outstanding at October 20, 2000
4,114,331 shares (including restricted shares)

NEXT PAGE

NEXT PAGE
ITEM 1.      FINANCIAL STATEMENTS
Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999.
(Dollars in thousands, except share and per share data)
ASSETS	September 30, 2000	December 31, 1999
Cash and due from banks	$15,289	$20,233
Interest-bearing due from banks	1,238	5,910
Cash and cash equivalents	16,527	26,143
Interest-bearing deposits	100	100
Investment securities available-for-sale	145,020	187,488
Investment securities, at amortized cost (estimated market value of $76,337 at September 30, 2000 and $87,121 at December 31, 1999)	75,980	86,877
Stock in Federal Home Loan Bank of Seattle, at cost	12,852	15,154
Loans available-for-sale	4,183	4,470
Loans receivable, net	617,768	616,281
Interest receivable	7,284	7,492
Premises and equipment, net	25,118	27,477
Core deposit intangible	2,961	3,401
Goodwill	14,264	14,763
Cash surrender values of life insurance policies	8,465	8,164
Other assets	2,487	3,075
Total assets	$933,009 =========	$1,000,885 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$602,913	$658,404
Repurchase agreements	8,753	7,731
Borrowed funds	203,760	227,078
Advances from borrowers for taxes and insurance	6,200	3,296
Income taxes	1,546	597
Accrued interest payable	8,069	6,476
Accrued expenses and other liabilities	9,777	7,778
Total liabilities	841,018	911,360
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; None outstanding	--	--
Common stock, $.01 par value, 10,000,000 shares authorized; 5,986,653 shares issued, 4,113,886 shares outstanding at September 30, 2000 and 4,351,404 outstanding at December 31, 1999	57	56
Paid-in capital	71,017	70,040
Common stock acquired by ESOP/RRP	(1,892)	(2,090)
Treasury stock, at cost	(33,537)	(28,974)
Accumulated other comprehensive loss	(1,529)	(2,930)
Retained earnings	57,875	53,423
Total stockholders' equity	91,991	89,525
Total liabilities and stockholders' equity	$933,009 =========	$1,000,885 =========
Book value per common share outstanding	$22.36 =========	$20.57 =========
Tangible book value per common share outstanding	$18.17 =========	$16.40 =========
See accompanying notes to consolidated financial statements.

NEXT PAGE

Consolidated Statements of Income -- Three and Nine Month Periods Ended September 30, 2000
and September 30, 1999.
(Dollars in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income:
Loans receivable	$13,443	$12,950	$39,268	$39,053
Investment securities	4,052	4,609	13,392	12,634
Interest-bearing deposits	29	96	124	340
Other	127	90	346	268
Total interest income	17,651	17,745	53,130	52,295
Interest expense:
NOW and money market demand	1,044	935	3,065	2,641
Savings	483	545	1,508	1,585
Certificates of deposit	5,001	4,634	14,954	14,387
	6,528	6,114	19,527	18,613
Borrowed funds and repurchase agreements	3,551	3,537	10,819	9,852
Total interest expense	10,079	9,651	30,346	28,465
Net interest income	7,572	8,094	22,784	23,830
Provision for loan losses	450	445	1,350	1,235
Net interest income after provision for loan losses	7,122	7,649	21,434	22,595
Non-interest income:
Loan origination income	449	511	1,345	1,715
Service fees	2,231	1,349	4,754	3,428
Net gain on sale of loans available-for-sale	110	156	245	635
Net gain (loss) on sale of securities available-for-sale	7	5	(1,068)	94
Net gain on sale of branches	--	--	1,878	--
Other	78	96	514	663
Total non-interest income	2,875	2,117	7,668	6,535
Non-interest expenses:
Compensation and employee benefits	2,838	3,137	9,046	10,240
Net occupancy expense of premises	396	399	1,437	1,223
Equipment and furnishings	373	500	1,372	1,719
Data processing	399	407	1,256	1,219
Deposit insurance premium	31	84	98	256
Intangibles amortization	306	337	939	1,035
Marketing and advertising	140	181	497	425
Other	1,338	1,425	3,958	4,449
Total non-interest expense	5,821	6,470	18,603	20,566
Income before income taxes	4,176	3,296	10,499	8,564
Income taxes	1,609	1,288	4,038	3,216
Net income	$2,567 ========	$2,008 ========	$6,461 ========	$5,348 ========
Net income per common share:
Basic	$0.66 ========	$0.46 ========	$1.63 ========	$1.23 ========
Diluted	$0.64 ========	$0.44 ========	$1.59 ========	$1.18 ========
Dividends per share	$0.175 ========	$0.155 ========	$0.510 ========	$0.500 ========
Dividend payout ratio -- basic	26.52% ========	33.70% ========	31.29% ========	40.65% ========
Average common and common equivalent shares outstanding:
Basic	3,899,295 ========	4,354,871 ========	3,959,062 ========	4,333,729 ========
Diluted	4,024,907 ========	4,516,508 ========	4,074,629 ========	4,517,888 ========
See accompanying notes to consolidated financial statements.

 NEXT PAGE

Consolidated Statements of Comprehensive Income -- Three and Nine Month Periods Ended September 30, 2000 and
September 30, 1999.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net income	$2,567	$2,008	$6,461	$5,348
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities:
Realized and unrealized holding gains (losses) arising during the period	2,007	(319)	1,192	(3,140)
Add: reclassification adjustment for (gains) losses included in net income	(7)	(5)	1,068	(94)
Other comprehensive gains (losses), before tax	2,000	(324)	2,260	(3,234)
Income tax benefit (expense) related to items of other comprehensive income	(760)	123	(859)	1,229
Other comprehensive income (loss), after tax	1,240	(201)	1,401	(2,005)
Comprehensive income	$3,807 ========	$1,807 ========	$7,862 ========	$3,343 ========

See accompanying notes to consolidated financial statements.

 NEXT PAGE

Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended September 30, 2000.
(Dollars in thousands, except share and per share data)

	Common Stock	Paid-in Capital	Common Stock Acquired by ESOP/ RRP	Treasury Stock	Accumulated Other Compre- hensive Loss	Retained Earnings	Total Stock- holders' Equity

Balance at December 31, 1999	$56	$70,040	$(2,090)	$(28,974)	$(2,930)	$53,423	$89,525

Net income	--	--	--	--	--	6,461	6,461

Change in net unrealized loss on securities available-for-sale	--	--	--	--	1,401	--	1,401

ESOP shares committed to be released	--	94	171	--	--	--	265

Amortization of award of RRP stock	--	--	27	--	--	--	27

Purchase of treasury stock, at cost (319,500 shares)	--	--	--	(4,563)	--	--	(4,563)

Common stock options exercised (81,902 shares)	1	883	--	--	--	--	884

Cash dividends declared ($0.51 per share)	--	--	--	--	--	(2,009)	(2,009)

Balance at September 30, 2000	$57 =======	$71,017 =======	$(1,892) =======	$(33,537) =======	$(1,529) =======	$57,875 =======	$91,991 =======

See accompanying notes to consolidated financial statements.

 NEXT PAGE

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2000
and September 30, 1999.
(Dollars in thousands)	Nine Months Ended September 30,
	2000	1999

Net cash provided by operating activities	$31,302 ========	$32,743 ========
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(18,738)	(162,636)
Proceeds from maturities of:
Investment securities	90	3,000
Investment securities available-for-sale	1,865	39,955
Proceeds from sales of:
Investment securities	3,000	--
Investment securities available-for-sale	49,218	23,169
Principal payments from:
Investment securities	8,151	11,395
Investment securities available-for-sale	11,089	10,430
Redemption of FHLB stock	3,000	--
Net change in loans receivable	(14,917)	3,414
Net change in interest-bearing deposits	--	(100)
Purchases of premises and equipment	(1,141)	(329)
Proceeds from sale of premises and equipment	1,057	629
Proceeds from sale of real estate owned	266	204
Purchase of life insurance policies	--	(840)
Disposition of branches, net of cash and cash equivalents of	(35,983)	--
Net cash provided (used) by investing activities	6,957	(71,709)
Cash flows from financing activities:
Net change in deposits excluding interest credited	(22,827)	(26,939)
Net change in repurchase agreements	1,022	396
Proceeds from borrowings	925,293	312,860
Payments on borrowings	(948,631)	(264,871)
Net change in advances from borrowers for taxes and	2,931	3,062
Proceeds from exercise of options	884	689
Payments to acquire treasury stock	(4,563)	(2,429)
Dividends paid to stockholders	(1,984)	(2,101)
Net cash provided (used) by financing activities	(47,875)	20,667
Net decrease in cash and cash equivalents	(9,616)	(18,299)
Cash and cash equivalents at beginning of period	26,143	39,634
Cash and cash equivalents at end of period	$16,527 ==========	$21,335 ==========
Supplemental disclosure of cash flow information:
Payments during the period for:
Interest	$10,629	$9,521
Income taxes, net	3,896 ==========	1,858 ==========

See accompanying notes to consolidated financial statements

Noncash investing and financing activities - In conjunction with the sale of branches during the nine months ended September 30, 2000, the Company disposed of assets with a book value of $13.4 million and liabilities with a book value of $51.3 million. The Company transferred loans of $317 and $367 to other real estate owned during the nine-month periods ended September 30, 2000 and 1999, respectively. On September 28, 1999, the Company declared a dividend of approximately $687, which is recorded in accrued expenses and other liabilities at September 30, 1999. On September 26, 2000, the Company declared a dividend of approximately $720, which is recorded in accrued expenses and other liabilities at September 30, 2000.

 NEXT PAGE

WESTERFED FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results anticipated for the year ending December 31, 2000. For additional Company information, refer to the consolidated financial statements and footnotes thereto included in WesterFed Financial Corporation's (the "Company") audited annual report for the six months ended December 31, 1999.

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

The following table sets forth the computation of basic and diluted earnings per share:
	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
(Dollars in thousands, except share and per share data)	2000	1999	2000	1999
Numbers of shares on which basic earnings per share is calculated:
Average outstanding shares during the period	3,899,295	4,354,871	3,959,062	4,333,729
Add: Incremental shares under stock option plans	125,612	161,637	115,567	183,255
Incremental shares related to RRP's	--	--	--	904
Number of shares on which diluted earnings per share is calculated	4,024,907 ========	4,516,508 ========	4,074,629 ========	4,517,888 ========
Net income applicable to common stockholders	$2,567 ========	$2,008 ========	$6,461 ========	$5,348 ========
Basic earnings per share	$0.66 ========	$0.46 ========	$1.63 ========	$1.23 ========
Diluted earnings per share	$0.64 ========	$0.44 ========	$1.59 ========	$1.18 ========

Stock options to purchase 57,085 and 72,169 shares as of September 30, 2000 and September 30, 1999 were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4.       DIVIDENDS DECLARED

On September 28, 2000 the Board of Directors of the Company declared a quarterly cash dividend of $0.175 per share to stockholders of record on October 12, 2000, payable on October 26, 2000.

5.      MERGER AGREEMENT

On September 20, 2000, the Company signed a definitive merger agreement with Glacier Bancorp, Inc. (Glacier), whereby, Glacier will acquire the Company for a combination of cash and stock in a transaction valued at approximately $95 million .

 NEXT PAGE

Under the agreement, shareholders of the Company will have the opportunity to receive Glacier stock, cash or a combination of both, subject to election, proration and allocation procedures, as more fully described in the definitive agreement. Based on Glacier's closing price on September 20, 2000, of $12.88, the transaction had an implied per share value of $23.21 per WesterFed share.

The transaction requires approval from banking regulators and by the shareholders of Glacier and the Company. The acquisition will be recorded by Glacier as a purchase for accounting purposes and is expected to close in the first quarter of 2001.

6.      A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT
         SECURITIES AND MORTGAGE-BACKED SECURITIES AT THE DATES INDICATED IS AS FOLLOWS:

	HELD-TO-MATURITY
	(Dollars in Thousands)
	September 30, 2000				December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate obligations	$3,998	$ --	$(18)	$3,980	$9,641	$7	$(19)	$9,629

Other investments	2,128	360	(1)	2,487	2,214	1	--	2,215

Total investment securities	6,126	360	(19)	6,467	11,855	8	(19)	11,844

Mortgage-backed securities	69,854	806	(790)	69,870	75,022	737	(482)	75,277
	$75,980 ========	$1,166 ========	$(809) ========	$76,337 ========	$86,877 ========	$745 ========	$(501) ========	$87,121 ========

	AVAILABLE-FOR-SALE
	(Dollars in Thousands)
	September 30, 2000				December 31, 1999
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Federal Agency obligations	$39,665	$ --	$(989)	$38,676	$87,331	$ --	$(2,164)	$85,167

Corporate obligations	16,838	19	(239)	16,618	18,432	6	(378)	18,060

Other investments	3,811	175	--	3,986	2,893	92	--	2,985

Total investment securities	60,314	194	(1,228)	59,280	108,656	98	(2,542)	106,212

Mortgage-backed securities	87,171	111	(1,542)	85,740	83,563	228	(2,515)	81,276
	$147,485 ========	$305 ========	$(2,770) ========	$145,020 ========	$192,219 ========	$326 ========	$(5,057) ========	$187,488 ========

NEXT PAGE

7.      A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF INVESTMENT SECURITIES BY CONTRACTUAL MATURITIES AT SEPTEMBER 30, 2000 IS AS FOLLOWS:

HELD-TO-MATURITY
(Dollars in Thousands)

	September 30, 2000
	Amortized Cost	Estimated Fair Value

Due in one year or less	$998	$994
Due after one year through 5 years	3,240	3,251
Due after 5 years through 10 years	331	414
Due after 10 years	1,557	1,808
	$6,126 ==========	$6,467 ==========

AVAILABLE-FOR-SALE
(Dollars in Thousands)

	September 30, 2000
	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,252	$8,223
Due after one year through 5 years	44,020	42,948
Due after 5 years through 10 years	2,649	2,612
Due after 10 years	5,351	5,374
Other	42	123
	$60,314 ==========	$59,280 ==========

 NEXT PAGE

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

2.      CHANGES IN FINANCIAL CONDITION. COMPARISON FROM DECEMBER 31, 1999 TO
         SEPTEMBER 30, 2000.

             General -- Total assets decreased $68.0 million to $933.0 million at September 30, 2000 from $1.001 billion at December 31, 1999. The decrease in assets was primarily the result of decreases in investment securities, Federal Home Loan Bank of Seattle (FHLB) stock and all other interest earning assets of $60.0 million and a decrease in other non-earning assets of $9.0 million, partially offset by an increase in loans receivable and loans available-for-sale of $1.2 million. Total deposits decreased $55.5 million while repurchase agreements and borrowed funds decreased $22.3 million and stockholders' equity increased $2.5 million. In May 2000, the Bank completed the sale of six branches in eastern Montana that resulted in the sale of $50.5 million of deposits and $12.2 million of loans with a resulting net gain on sale of branches of $1.9 million.

             Loans Receivable and Loans available-for-sale -- Loans receivable and loans available-for-sale increased $1.2 million to $622.0 million at September 30, 2000 from $620.8 million at December 31, 1999. The $1.2 million increase in loans was primarily comprised of increases in commercial and agriculture loans of $19.3 million, other consumer related loans of $11.1 million and construction loans of $15.6 million, while consumer dealer finance loans decreased $18.4 million and residential loans decreased $23.7 million. The increase in loans receivable was primarily the result of loan originations of $212.8 million partially offset by principal repayments of $161.5 million and the sale of loans available-for-sale of $37.2 million. Loans sold related to the sale of six branches were $12.2 million. Because of the interest rate risk related to long term lending associated with fixed-rate one- to four-family loans (usually thirty year), the Bank currently sells a substantial portion of the thirty year loans and reinvests the proceeds in stock repurchases, debt reduction and other types of loans and investments.

            Investment Securities, FHLB Stock and Other Interest Earning Assets -- Investment securities, FHLB stock and other interest earning assets decreased $60.0 million to $243.7 million atSeptember 30, 2000 from $303.7 million at

NEXT PAGE

December 31, 1999. The $60.0 million decrease was primarily the result of the sale of $47.6 million of investment securities available-for-sale. Proceeds from investment sales were used to pay down FHLB advances that funded the sale of Bank branches during the quarter ended June 30, 2000.

            Goodwill and Core Deposit Intangible -- Goodwill is being amortized over 25 years, or approximately $666,000 per year. The core deposit intangible is amortized on an accelerated basis over its estimated economic life of seven years, or approximately $439,000 for the nine months ending September 30, 2000.

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

            Interest Rate Swaps and Caps -- At September 30, 2000 the Bank did not have any outstanding interest rate swap or cap agreements in place.

At September 30, 2000 the Bank had no structured notes.

 NEXT PAGE

            Deposits -- Deposits decreased $55.5 million to $602.9 million at September 30, 2000 from $658.4 million at December 31, 1999, primarily as a result of the sale of $50.5 million of deposits related to the sale of six branches.

            Borrowed Funds and Repurchase Agreements -- Borrowed funds and repurchase agreements decreased $22.3 million to $212.5 million at September 30, 2000 from $234.8 million at December 31, 1999. There were new borrowings of $923.8 million with maturities of less than one year and new borrowings of $1.5 million with maturities greater than one year. The increase in new borrowings was offset by principal repayments and maturities of $948.6 million. The majority of the borrowing activity has been for periods of less than sixty days to enable the Bank to borrow at the lowest cost possible to fund loan demand and the sale of deposits.

            Stockholders' Equity -- Stockholders' equity increased $2.5 million to $92.0 million at September 30, 2000 from $89.5 million at December 31, 1999. The repurchase of 319,500 shares of common stock at an average price of $14.28 per share resulted in a decrease to equity of $4.6 million. This decrease was more than offset by increases in equity resulting from net income for the nine month period of $6.5 million, $292,000 related to contributions to the Employee Stock Ownership Plan and shares earned and issued under the Recognition and Retention Plan, and the issuance of 81,902 new common shares for $884,000 related to exercised stock options. Stockholders' equity was reduced $2.0 million for dividends declared during the nine month period. Stockholders' equity increased $1.4 million related to the change in unrealized losses associated with securities classified as available-for-sale.

 NEXT PAGE

3.      COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIOD ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

RESULTS OF OPERATIONS
	Three Months Ended
	September 30,
	2000 Amount	Change	1999 Amount
	(In Thousands)

Total interest income	$17,651	$(94)	$17,745
Total interest expense	(10,079)	(428)	(9,651)

Net interest income	7,572	(522)	8,094
Provision for loan losses	(450)	(5)	(445)
Net interest income after provision for loan losses	7,122	(527)	7,649

Fees and service charges	2,790	774	2,016
Net gain on sale of securities available-for-sale	7	2	5
Other non-interest income	78	(18)	96
Total non-interest income	2,875	758	2,117

Income before non-interest expense	9,997	231	9,766
Total non-interest expense	(5,821)	649	(6,470)

Income before income taxes	4,176	880	3,296
Income taxes	(1,609)	(321)	(1,288)

Net income	$2,567 ========	$559 ========	$2,008 ========

 NEXT PAGE

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
	Three Month Period Ended
	September 30, 2000			September 30, 1999
	Average Outstanding Balance (1)	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance (1)	Interest Earned/ Paid	Yield/ Rate
INTEREST EARNING ASSETS:
Loans receivable (2) (3)	$631,114	$13,443	8.52	$632,271	$12,950	8.19
Investment securities	236,518	4,052	6.85	291,757	4,609	6.32
Other interest-earning assets (4)	1,689	29	6.87	7,229	96	5.31
Cash surrender value of life insurance	8,433	127	6.02	7,530	90	4.78
Total Interest-earning Assets	$877,754 ========	$17,651 ========	8.04	$938,787 ========	$17,745 ========	7.56

INTEREST-BEARING LIABILITIES:
Certificates of deposits	$335,258	$5,001	5.97	$360,496	$4,634	5.14
Savings accounts	74,717	483	2.59	90,300	545	2.41
Demand and NOW accounts	114,841	193	0.67	116,908	198	0.68
Money market accounts	79,106	851	4.30	75,397	737	3.91
Total deposits	603,922	6,528	4.32	643,101	6,114	3.80
Borrowed funds	221,684	3,551	6.41	255,298	3,537	5.54
Total interest-bearing liabilities	$825,606 ========	$10,079 ========	4.88	$898,399 ========	$9,651 ========	4.30
Net interest income		$7,572 ========			$8,094 ========
Net interest rate spread			3.16 ========			3.26 ========
Net interest-earning assets	$52,148 ========			$40,388 ========
Net interest margin (5)			3.45 ========			3.45 ========
Average interest-earning assets to average interest-bearing liabilities		106.32% ========			103.76% ========

(1)      Based on average monthly balances
(2)      Calculated net of deferred loan fees, loan discounts and loans in process
(3)      Includes loans held for sale
(4)      Includes primarily short-term liquid assets
(5)      Net interest income divided by average interest earning assets

 NEXT PAGE

             General -- Net income increased $559,000 or 27.8%, to $2.6 million for the quarter ended September 30, 2000 as compared to $2.0 million for the same period last year. Net interest income before provision for loan losses decreased $522,000 and the provision for loan losses increased $5,000. Non-interest income increased $758,000 and non-interest expense decreased $649,000. Income tax expense increased $321,000. The net interest margin (net interest income divided by average interest-earning assets) was unchanged at 3.45% during the quarter ended September 30, 2000 and 3.45% during the same period last year. The average interest rate spread decreased to 3.16% during the quarter ended September 30, 2000 as compared to 3.26% during the same period last year.

            Interest Income -- Interest income decreased $94,000 to $17.6 million for the three month period ended September 30, 2000 from $17.7 million for the same period last year. The decrease was the result of the decrease in the average balance of interest earning assets of $61.0 million to $877.8 million during the three month ended September 30, 2000 from $938.8 million during the same period last year, partially offset by an increase in the average yield on average interest earning assets to 8.04% during the quarter ended September 30, 2000 from 7.56% during the same period last year.

            Interest earned on loans receivable increased $493,000 due primarily to an increase in the average yield on loans receivable to 8.52% during the three month period ended September 30, 2000 from 8.19% during the same period last year. This was partially offset by a decrease of $1.2 million in the average balance of loans receivable to $631.1 million during the three month period ended September, 2000 from $632.3 million for the same period last year.

            Interest earned on investment securities, FHLB stock and other interest earning assets decreased $587,000. The average balance of these securities decreased $59.9 million to $246.6 million during the three month period ended September 30, 2000 from $306.5 million during the same period last year. The average yield increased to 6.82% during the quarter ended September 30, 2000 from 6.26% during the same period last year.

            Interest Expense -- Total interest expense increased $428,000 to $10.1 million for the three month period ended September 30, 2000 from $9.7 million for the same period last year. Interest expense on deposits increased $414,000 due to an increase in the average rate paid on deposits to 4.32% during the quarter ended September 30, 2000 as compared to 3.80% during the same period last year. The average balance of deposits decreased $39.2 million to $603.9 million during the three month period ended September 30, 2000 from $643.1 million during the same period last year. Interest expense on borrowed funds increased $14,000. The average rate paid on borrowed funds increased to 6.41% during the quarter ended September 30, 2000 from 5.54% during the same period last year. The average balance of borrowed funds decreased $33.6 million to $221.7 million for the three month period ended September 30, 2000 from $255.3 million during the same period last year.

            Provisions for Loan Losses -- The provision for loan losses increased $5,000 to $450,000 for the three month period ended June 30, 2000 as compared to a $445,000 provision for the same period last year. The increased provision for loan losses is primarily a result of charge-offs in consumer loans and management's goal to change the composition of the loan portfolio by reducing the amount of fixed-rate long term residential loans held in portfolio while attempting to increase the amount of consumer and commercial loans held in portfolio, which have inherently greater credit risk than residential loans.

            The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. At September 30, 2000 the Company had $3.0 million of

 NEXT PAGE

non-performing assets (representing 0.32% of total assets) as compared to $3.1 million at December 31, 1999 (representing 0.31% of total assets) and $2.9 million at June 30, 2000 (representing 0.31% of total assets). At September 30, 2000 the Company had a ratio of allowance for loan losses to non-performing assets of 205.8% as compared to 165.4% at December 31, 1999 and 196.9% at June 30, 2000. Management's evaluation of the adequacy of its loan loss reserves, the quality and composition of the loan portfolio and economic conditions in Montana resulted in the $450,000 provision for loan losses for the quarter. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels. During the quarter ended September 30, 2000, there was one large agriculture and one commercial real-estate loan totaling $2.9 million that the Bank identified as additional loans of concern. For additional information, see "Non-Performing Assets."

            Total non-interest income increased $758,000 to $2.9 million during the quarter ended September 30, 2000 from $2.1 million during the same period last year. Loan origination income and net gain on sale of loans available-for-sale decreased $108,000 while service fees increased $882,000 for the quarter ended September 30, 2000 as compared to the same period last year. The decrease in loan origination income was the result of continued interest rate increases which caused a lower volume of loan refinance activity on residential loans during the quarter ended September 30, 2000 as compared to the same period last year. The increase of $882,000 in service fees was primarily the result of a fee of $870,000 related to the early payment of a large commercial real estate loan.

            Non-interest expenses decreased $649,000, or 10.0%, to $5.8 million for the quarter ended September 30, 2000, down from $6.5 million for the same period last year. Employee compensation and benefits, equipment expense, other operating expenses, and federal insurance premiums decreased $299,000, $127,000, $87,000 and $53,000 espectively.

            Income Taxes -- Income tax expense increased $321,000 due to the $880,000 increase in income before income taxes.

 NEXT PAGE

4.      COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIOD ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

RESULTS OF OPERATIONS
	Nine Months Ended September 30,
	2000 Amount	Change	1999 Amount
	(In Thousands)

Total interest income	$53,130	$835	$52,295
Total interest expense	(30,346)	(1,881)	(28,465)

Net interest income	22,784	(1,046)	23,830
Provision for loan losses	(1,350)	(115)	(1,235)
Net interest income after provision for loan losses	21,434	(1,161)	22,595

Fees and service charges	6,344	566	5,778
Net gain (loss) on sale of securities available-for-sale	(1,068)	(1,162)	94
Gain on sale of branches	1,878	1,878	--
Other non-interest income	514	(149)	663
Total non-interest income	7,668	1,133	6,535

Income before non-interest expense	29,102	(28)	29,130
Total non-interest expense	(18,603)	1,963	(20,566)

Income before income taxes	10,499	1,935	8,564
Income taxes	(4,038)	(822)	(3,216)

Net income	$6,461 ==========	$1,113 ==========	$5,348 ==========

 NEXT PAGE

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
	Nine Month Period Ended
	September 30, 2000			September 30, 1999
	Average Outstanding Balance (1)	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance (1)	Interest Earned/ Paid	Yield/ Rate
INTEREST EARNING ASSETS:
Loans receivable (2) (3)	$626,442	$39,268	8.36	$635,260	$39,053	8.20
Investment securities	268,363	13,392	6.65	273,948	12,634	6.15
Other interest-earning assets (4)	2,563	124	6.45	9,252	340	4.90
Cash surrender value of life insurance	8,321	346	5.54	7,107	268	5.03
Total interest-earning assets	$905,689 =======	$53,130 =======	7.82	$925,567 =======	$52,295 =======	7.53
INTEREST-BEARING LIABILITIES:
Certificates of deposits	$351,861	$14,954	5.67	$367,538	$14,387	5.22
Savings accounts	79,883	1,508	2.52	90,095	1,585	2.35
Demand and NOW accounts	116,243	585	0.67	114,044	583	0.68
Money market accounts	79,046	2,480	4.18	71,632	2,058	3.83
Total deposits	627,033	19,527	4.15	643,309	18,613	3.86
Borrowed funds	233,678	10,819	6.17	239,869	9,852	5.48
Total interest-bearing liabilities	$860,711 =======	$30,346 =======	4.70	$883,178 =======	$28,465 =======	4.30
Net interest income		$22,784 =======			$23,830 =======
Net interest rate spread			3.12 =====			3.23 =====
Net interest-earning assets	$44,978 =======			$42,389 =======
Net interest margin (5)			3.35 =====			3.43 =====
Average interest-earning assets to average interest-bearing liabilities		105.23% =======			104.55% =======

(1) Based on average monthly balances
(2) Calculated net of deferred loan fees, loan discounts and loans in process
(3) Includes loans held for sale
(4) Includes primarily short-term liquid assets
(5) Net interest income divided by average interest earning assets

 NEXT PAGE

            General -- Net income increased $1.2 million, or 20.8% to $6.5 million for the nine month period ended September 30, 2000 as compared to $5.3 million for the same period last year. Net interest income before provision for loan losses decreased $1.0 million and the provision for loan losses increased $115,000. Non-interest income increased $1.1 million and non-interest expense decreased $2.0 million. Income tax expense increased $822,000. There was approximately an $800,000 net increase to non-interest income related to $1.9 million gain on the sale of branches and $1.1 million in losses on the sale of investment securities available-for-sale, both non-recurring, during the nine month period ended September 30, 2000. The net interest margin (net interest income divided by average interest-earning assets) decreased to 3.35% during the nine month period ended September 30, 2000 from 3.43% during the same period last year. The average interest rate spread decreased to 3.12% during the nine month period ended at September 30, 2000 as compared to 3.23% during the same period last year.

            Interest Income -- Interest income increased $835,000 to $53.1 million for the nine month period ended September 30, 2000 from $52.3 million for the same period last year. The increase was the result of an increase in the average yield on average interest earning assets to 7.82% during the nine month period ended September 30, 2000 from 7.53% during the same period last year, partially offset by a decrease in the average balance of interest earning assets of $19.9 million to $905.7 million during the nine month period ended September 30, 2000 from $925.6 million during the same period last year.

            Interest earned on loans receivable increased $215,000 due primarily to an increase in the average yield of loans receivable to 8.36% during the nine month period ended September 30, 2000 from 8.20% during the same period last year. This was partially offset by a decrease of $8.9 million in the average balance of loans receivable to $626.4 million during the nine month period ended September 30, 2000 from $635.3 million for the same period last year.

            Interest earned on investment securities, FHLB stock and other interest earning assets increased $620,000 primarily due to an increase in the average yield to 6.62% during the nine month period ended September 30, 2000 from 6.08% during the same period last year. The average balance of these securities decreased $11.1 million to $279.2 million during the nine month period ended September 30, 2000 from $290.3 million during the same period last year.

            Interest Expense -- Total interest expense increased $1.9 million to $30.3 million for the nine month period ended September 30, 2000 from $28.4 million for the same period last year. Interest expense on deposits increased $914,000 due to an increase in the average rate paid on deposits to 4.15% during the nine month ended September 30, 2000 from 3.86% during the same period last year. The average balance of deposits decreased $16.3 million to $627.0 million during the nine month period ended September 30, 2000 from $643.3 million during the same period last year. Interest expense on borrowed funds increased $967,000 due to an increase in the average rate paid on borrowed funds to 6.17% during the nine month period ended September 30, 2000 from 5.48% during the same period last year. The average balance of borrowed funds decreased $6.2 million to $233.7 million for the nine month period ended September 30, 2000 from $239.9 million during the same period last year.

            Provisions for Loan Losses -- The provision for loan losses increased $115,000 to $1.3 million for the nine month period ended September 30, 2000 as compared to a $1.2 million provision for the same period last year. For additional information see the previous discussion related to provisions for loan losses for the three month period ended September 30, 2000 and September 30, 1999.

            Non-interest income increased $1.2 million to $7.7 million during the nine-month period ended September 30, 2000 from $6.5 million during the same period last year. The $1.2 million increase

 NEXT PAGE

resulted primarily from the non-recurring $1.9 million gain on sale of branches and a $1.3 million increase in service fees, partially offset by a $760,000 decrease in loan origination income and net gain on sale of loans a vailable-for-sale and a $1.1 million loss on the sale of investment securities available-for-sale. Included in net gain on sale of loans available-for-sale for the nine month period ended September 30, 1999 was a $175,000 gain on sale of the Bank's credit card portfolio. The generally higher interest rate environment that existed during the nine month period ended September 30, 2000 as compared to the same period last year resulted in reduced loan refinance activity. Loans sold decreased to $37.2 million during the nine-month period ended September 30, 2000 as compared to $61.5 million during the same period last year. Seasonal fluctuations in loan volume and a decline in loan volume due to increased interest rates could continue to adversely affect origination fees and gains on sale of loans available-for-sale.

            Non-interest expense decreased $2.0 million, or 9.5%, to $18.6 million during the nine month period ended September 30, 2000 from $20.6 million during the same period last year. Compensation and employee benefits decreased $1.2 million, equipment expense decreased $347,000 and other operating expenses decreased $491,000. Compensation and employee benefits for the nine month period ended September 30, 1999 included $575,000 related to payment of early retirement incentives and other compensation not incurred during the nine month period ended September 30, 2000.

            Income Taxes -- Income tax expense increased $822,000 due to the $1.9 million increase in income before income taxes in the nine months ended September 30, 2000. Net income before income taxes for the nine months ended September 30, 1999 includes non-taxable life insurance proceeds of $138,000.

 NEXT PAGE

Loan Quality -- The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. At September 30, 2000 and December 31, 1999 the Company did not have any loans termed troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. Foreclosed assets include assets acquired in settlement of loans, and are recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value at the date of foreclosure less estimated disposal costs.
	September 2000	December 1999
	(In Thousands)
Non-accruing loans:
Real Estate:
One- to four-family	$ 918	$ 549
Multi-family	--	--
Commercial	47	348
Construction	110	324
Agricultural (non real estate)	1,143	1,113
Commercial (non real estate)	39	51
Consumer	494	508
Total	2,751	2,893
Accruing loans delinquent 90 days or more:
Real Estate:
One- to four-family	--	40
Multi-family	--	--
Commercial	--	--
Construction	--	--
Agriculture (non-real estate)	--	--
Commercial (non-real estate)	--	--
Consumer	2	20
Total	2	60
Foreclosed Assets:
Real Estate:
One- to four-family	220	94
Multi-family	--	--
Commercial	--	--
Land	--	26
Consumer	52	48
Total	272	168
Total non-performing assets	$ 3,025 ==========	$ 3,121 ==========
Total as a percentage of total assets	0.32% ==========	0.31% ==========
Total allowance for loan losses to non-performing loans (exclusive of foreclosed assets)	226.12% ==========	174.77% ==========
Total allowance for loan losses to total non-performing assets	205.79% ==========	165.36% ==========

            Non-Performing Assets -- Total non-performing assets decreased $96,000 to $3.0 million at September 30, 2000 from $3.1 million at December 31, 1999. The $96,000 decrease in non-performing assets was primarily the result of a $497,000 decrease in non-performing construction, commercial and agriculture loans partially offset by $455,000 increase in non-performing residential loans. Total non-performing assets as a percentage of total assets increased slightly to 0.32% at September 30, 2000 as compared to 0.31% at December 31, 1999. The 0.32% is less than the national composite for thrifts non-performing assets as a percentage of assets of 0.58% at June 30, 2000, which is the latest available information as reported by the Office of Thrift Supervision. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 2000, there was one agricultural loan and one commercial real-estate loan in the amount of $2.2 million and $700,000 respectively identified by the Company with respect to which information known about the possible credit problems of the borrowers or of the cash flows of the security properties have caused management to have some concerns as to the ability of the borrowers to comply with

 NEXT PAGE

present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. In accordance with the Bank's internal asset classification guidelines, management has reclassified these two loans to substandard during the quarter ended September 30, 2000. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

            At September 30, 2000 there were no other impaired loans.

            The following table sets forth an analysis of the Bank's allowance for loan losses.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2000	1999	2000	1999
Balance of beginning of period	$5,780 ========	$5,080 ========	$5,161 ========	$4,846 ========
Charge-Offs:
Real Estate:
One- to four-family	--	(4)	--	(51)
Commercial	--	--	--	--
Other:
Commercial	--	(45)	(10)	(46)
Consumer	(103)	(212)	(583)	(776)
Total charge-offs	(103)	(261)	(593)	(873)
Recoveries:
Real Estate
One- to four-family	--	--	--	--
Commercial	--	--	--	--
Other:
Commercial	5	--	13	6
Consumer	93	36	294	86
Total recoveries	98	36	307	92
Net charge-offs	(5)	(225)	(286)	(781)
Provisions charged to operations	450	445	1,350	1,235
Balance at end of period	$6,225 ========	$5,300 ========	$6,225 ========	$5,300 ========
Ratio of net charge-offs during the period to average loans outstanding during the period	0.00% ========	0.04% ========	0.05% ========	0.12% ========
Ratio of net charge-offs during the period to average non-performing assets during the period	0.12% ========	3.68% ========	9.94% ========	19.14% ========
Ratio of allowance for loan losses to loans receivable, net before allowance	0.99% ========	0.83% ========	0.99% ========	0.83% ========

 NEXT PAGE

            Regulatory Capital -- At September 30, 2000 the Bank met all applicable regulatory capital requirements, including the fully phased-in risk based capital requirements. The following table provides information on a bank only basis indicating the extent to which the Bank exceeds the minimum capital requirements under federal regulations as of September 30, 2000.
	Actual		Minimum to be adequately capitalized under prompt corrective actions provision		Minimum to be well capitalized under prompt corrective actions provision
As of September 30, 2000:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$77,746	13.16%	$47,264	8.00%	$59,081	10.00%

Core (Tier 1) capital (to risk-weighted assets)	72,631	12.29	23,632	4.00	35,448	6.00

Core (Tier 1) capital (to adjusted assets)	72,631	7.95	36,526	4.00	45,657	5.00

Tangible capital (to tangible assets)	72,631 ======	7.95 ======	13,697 ======	1.50 ======	13,697 ======	1.50 ======

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 1999 the Federal Reserve Bank has increased the prime interest rate 1.0%. As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities. In an attempt to manage its exposure to changes in interest rates, management closely monitors the Bank's interest rate risk position. Management believes there has been no material change in interest rate risk since December 31, 1999. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in WesterFed Financial Corporation's Annual Report for the six months ended December 31, 1999.

The Office of Thrift Supervision ("OTS") has established guidelines for determining the level of interest rate risk for an OTS regulated institution and has developed an interagency uniform ratings system establishing several levels of interest rate risk: "minimal", "moderate", "significant," "high" and "imminent threat." Based on a 200 basis point increase in interest rates, the Bank's post-shock 7.31% NPV ratio, representing a 196 basis point change from 9.27% pre-shock NPV ratio, indicates a risk rating of "minimal" for the Bank at June 30, 2000, which is the latest available information as reported by the OTS. At December31, 1999, the Bank's post shock ratio was 176 basis points, which indicated a risk rating of "minimal".

In addition, the interest rate spread at September 30, 2000 was 3.10%, unchanged from the 3.10% at December 31, 1999.

 NEXT PAGE

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

ITEM 2      CHANGE IN SECURITIES - None

ITEM 3      DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

ITEM 5      OTHER INFORMATION - None

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

       A.      Form 8-K

                  The registrant filed a current report on Form 8-K on September 27, 2000 announcing the execution of a definitive merger agreement with Glacier Bancorp, Inc. providing for the acquisition of WesterFed by Glacier.

                  The registrant filed a current report on Form 8-K on September 29, 2000 to report a dividend declaration of $0.175 per share.

                  The registrant filed a current report on Form 8-K on October 25, 2000 to report the quarterly earnings release.

 NEXT PAGE

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WESTERFED FINANCIAL CORPORATION

Date:	November 6, 2000	/s/ Lyle R. Grimes
Lyle R. Grimes
Chairman of the Board

Date:	November 6, 2000	/s/ Ralph K. Holliday
Ralph K. Holliday
President/ Chief Executive Officer

Date:	November 6, 2000	/s/ James A. Salisbury
James A. Salisbury
Treasurer and Chief Financial Officer
(Principal Finance and Accounting Officer)